Form 10-Q
period 1995-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1995-05-12
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                        COMMISSION FILE NUMBER  0-15731



                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
             (Exact name of registrant as specified in its charter)



               MARYLAND                                  52-1473440
     (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)


                             1225 EYE STREET, N.W.
                            WASHINGTON, D.C.  20005
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (202) 347-6247
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    -----           -----

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                           March 31,          December 31,
                                                                             1995                 1994
                                                                         ------------         ------------
                                                   ASSETS
                                                   ------
Cash and cash equivalents                                                $     5,883         $    14,317
Prepaid insurance and tenant security deposits                               139,047              76,341
Real estate tax escrows                                                      180,033             629,137
Reserve for insurance premiums                                                56,735              78,643
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                         -                   -
Land                                                                       3,650,000           3,650,000
Building and improvements - less accumulated
  depreciation of $3,646,458 and $3,567,996                               10,337,456          10,380,209
Deferred finance costs                                                        52,518              63,540
                                                                          ----------          ----------

                                                                         $14,421,672         $14,892,187
                                                                          ==========          ==========
                                     LIABILITIES AND PARTNERS' DEFICIT
                                     ---------------------------------
Liabilities -
   Accounts payable and accrued expenses from rental
     operations                                                          $   568,067         $   873,361
   Administrative and reporting fees payable to General
     Partner (Note 3)                                                        904,455             875,554
   Due to General Partner (Note 3)                                         1,227,083           1,209,494
   Accrued interest on due to General Partner (Note 3)                       991,746             933,098
   Other accrued expenses                                                     30,386              37,375
   Mortgage note payable                                                  13,700,000          13,700,000
                                                                          ----------          ----------

                                                                          17,421,737          17,628,882
                                                                          ----------          ----------
Partners' deficit -
   General Partner -- The National Housing
     Partnership (NHP)                                                      (159,695)           (157,061)
   Original Limited Partner --
     1133 Fifteenth Street Four Associates                                  (164,595)           (161,961)
   Other Limited Partners -- 15,414 investment units                      (2,675,775)         (2,417,673)
                                                                          ----------          ----------


                                                                          (3,000,065)         (2,736,695)
                                                                          ----------          ----------
                                                                         $14,421,672         $14,892,187
                                                                          ==========          ==========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS

                                                                                Three Months
                                                                               Ended March 31,
                                                                               ---------------

                                                                             1995               1994
                                                                           --------           --------
RENTAL REVENUES                                                           $ 775,852          $ 793,487
                                                                           --------           --------

RENTAL EXPENSES -
    Interest                                                                310,776            154,143
    Renting and administrative                                               98,751            127,542
    Operating and maintenance                                               181,564            147,261
    Depreciation and amortization                                            89,484            118,571
    Taxes and insurance                                                     258,007            244,393
                                                                           --------           --------
                                                                            938,582            791,910
                                                                           --------           --------

INCOME (LOSS) FROM RENTAL OPERATIONS                                       (162,730)             1,577
                                                                           --------           --------
COSTS AND EXPENSES -
    Interest on due to General Partner (Note 3)                              58,648             40,190
    Administrative and reporting fees to
      General Partner (Note 3)                                               28,901             28,901
    Other operating expenses                                                 13,514             38,834
                                                                           --------           --------

                                                                            101,063            107,925
                                                                           --------           --------

INTEREST INCOME                                                                 423                786
                                                                           --------           --------

NET LOSS                                                                  $(263,370)         $(105,562)
                                                                           ========           ========

NET LOSS ASSIGNABLE TO LIMITED PARTNERS                                   $(258,102)         $(103,450)
                                                                           ========           ========
NET LOSS PER LIMITED PARTNERHIP INTEREST                                  $     (17)         $      (7)
                                                                           ========           ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                The National          1133
                                                   Housing         Fifteenth          Other
                                                 Partnership       Street Four        Limited
                                                    (NHP)          Associates        Partners         Total
                                                 ------------      ----------        --------         -----
Deficit at January 1, 1995                       $(157,061)         $(161,961)      $(2,417,673)     $(2,736,695)

Net loss -- three months ended
  March 31, 1995                                    (2,634)            (2,634)         (258,102)        (263,370)
                                                  --------           --------        ----------       ----------

Deficit at March 31, 1995                        $(159,695)         $(164,595)      $(2,675,775)     $(3,000,065)
                                                  ========           ========        ==========       ==========

Percentage interest at
  March 31, 1995                                        1%                 1%               98%             100%
                                                  ========           ========        ==========       ==========
                                                        (A)                (B)               (C)

   (A) General Partner
   (B) Original Limited Partner
   (C) Consists of 15,414 investments units of 0.006358% held by 1,282 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                         ----------------------

                                                                         1995               1994
                                                                         ----               ----
Cash flows from operating activities -
  Rent collections                                                    $ 748,721        $   760,355
  Interest received                                                         423                786
  Other income                                                           17,619             31,748
  Operating expenses paid                                              (925,937)        (1,147,064)
  Mortgage interest paid                                               (300,277)          (152,610)
                                                                       --------         ----------

Net cash used in operating activities                                  (459,451)          (506,785)
                                                                       --------         ----------

Cash flows from investing activities -
  Capital expenditures                                                  (35,709)           (11,502)
  Deposits to real estate tax escrow                                   (144,020)          (167,166)
  Withdrawals from real estate tax escrow                               593,124            572,794
  Deposits to reserve for insurance premiums                             (8,130)           (13,173)
  Withdrawals from reserve for insurance premiums                        30,038             38,013
                                                                       --------         ----------
Net cash provided by investing activities                               435,303            418,966
                                                                       --------         ----------

Cash flows from financing activities -
  Loans from General Partner                                             15,714               -
                                                                       --------         ----------

Net decrease in cash and cash equivalents                                (8,434)           (87,819)

Cash and cash equivalents at beginning of period                         14,317            215,595
                                                                       --------         ----------

Cash and cash equivalents at end of period                            $   5,883        $   127,776
                                                                       ========         ==========



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)



                                                                          Three Months Ended
                                                                               March 31,
                                                                         ----------------------

                                                                         1995               1994
                                                                         ----               ----
RECONCILIATION OF NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
Net loss                                                              $(263,370)         $(105,562)
                                                                       --------           --------

Adjustments to reconcile net loss to net cash used in
  operating activities -
   Depreciation                                                          78,462            107,070
   Amortization of deferred finance costs                                11,022             11,501
   Increase in accounts receivable                                         -               (35,875)
   Increase in prepaid insurance utility and
     security deposits                                                  (62,706)           (22,259)
   Decrease in payables from rental operations                         (305,294)          (534,375)
   Increase in administrative and reporting fees
     payable to General Partner                                          28,901             28,901
   Increase in due to General Partner from accrued
     partnership administrative fee payable                               1,875              1,875
   Increase in accrued interest on due to General
     Partner                                                             58,648             40,189
   (Decrease) increase in other accrued expenses                         (6,989)             1,750
                                                                       --------           --------

     Total adjustments                                                 (196,081)          (401,223)
                                                                       --------           --------

Net cash used in operating activities                                 $(459,451)         $(506,785)
                                                                       ========           ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(1)      ACCOUNTING POLICIES

         NATURE OF BUSINESS

         National Housing Partnership Realty Fund IV (the "Partnership") is a limited partnership organized on January 8, 1986 under the laws of the State of Maryland under the Maryland Revised Uniform Limited Partnership Act. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Limited Partnerships"), each of which owns and operates an existing rental housing project which is financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD").

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 15,414 investment units at a price of $1,000 per unit. The Partnership acquired limited partnership interests of 99% in four Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project. In addition, the Partnership directly purchased Trinity Apartments, a conventionally financed rental apartment project.

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in NHP Realty Fund IV's Annual Report filed in Form 10-K, as amended, for the year ended December 31, 1994.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1995 and December 31, 1994 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $359,352 and $413,270 of losses from Local Limited Partnerships during the three months ended March 31, 1995 and 1994, respectively. As of March 31, 1995 and December 31, 1994, the Partnership had not recognized $5,130,250 and $4,770,898, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1995 and 1994. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of March 31, 1995.

         The following are combined statements of operations for the three months ended March 31, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS

                                                         Three Months
                                                        Ended March 31,
                                                      -------------------

                                                      1995              1994
                                                      ----              ----
         [S]                                       [C]               [C]
         Rental income                             $ 1,143,135       $1,156,516
         Other income                                   17,037           55,353
                                                    ----------        ---------

             Total income                            1,160,172        1,211,869
                                                    ----------        ---------


         Operating expenses                            724,780          869,228
         Interest, taxes and insurance                 585,904          552,927
         Depreciation                                  212,470          207,158
                                                    ----------        ---------
             Total expenses                          1,523,154        1,629,313
                                                    ----------        ---------

         Net loss                                  $  (362,982)      $ (417,444)
                                                    ==========        =========

         National Housing
           Partnership Realty
           Fund IV share of losses                 $  (359,352)      $ (413,270)
                                                    ==========        =========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the three month periods ended March 31, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $28,901 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the three months ended March 31, 1995 and 1994. The amount due the General Partner by the Partnership was $904,455 and $875,554 at March 31, 1995 and December 31, 1994,
         respectively.

         During the three months ended March 31, 1995, the General Partner made working capital advances of $15,714 to the Partnership. No advances were made during the three months ended March 31, 1994. No repayments of working capital advances were made during the three months ended March 31, 1995 and 1994. The amount owed to the General Partner at March 31, 1995 and December 31, 1994, was $1,225,208 and $1,209,494,
         respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $991,746 and

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         $933,098 at March 31, 1995 and December 31, 1994, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $1,875 were accrued on behalf of Trinity Apartments during the three months ended March 31, 1995 and 1994. These fees are payable to the General Partner without interest from cash available for distribution to partners. The balance owed to the General Partner at March 31, 1995, is included in Due to General Partner. No balance was owed to the General Partner at December 31, 1994, for these fees.

         The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)



LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Net cash used in operations for the three months ended March 31, 1995 was $459,451 as compared to $506,785 for the three months ended March 31, 1994.
The decrease to cash used in operations resulted primarily from a decrease in operating expenses paid, partially offset by an increase in mortgage note interest. Interest on the mortgage note is charged at a variable rate equal to 3.10% above General Electric Capital Corporation's short-term commercial paper rate. The interest rate is not capped; therefore, operations of the partnership are susceptible to changes in interest rates. As of December 31, 1994, interest was charged at 8.44%. As of March 31, 1995, interest was being charged at 9.31%. In addition, the principal on Trinity's mortgage note payable is due June 30, 1995. At such time, if the mortgage is unable to be extended or refinanced, the Partnership may need to repay the mortgage amount or sell the property which may result in a loss. Alternatively, GECC could foreclose on the property. The General Partner is currently working with GECC to extend or refinance the mortgage note.

During the three months ended March 31, 1995 and 1994, the Partnership did not advance any funds to the Local Limited Partnerships for use as working capital. At March 31, 1995, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $12,400. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1995, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no distributions during the three months ended March 31, 1995 and 1994, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Cash and cash equivalents amounted to $5,883 at March 31, 1995. The ability of the Partnership to meet its on-going cash requirements is dependent on operations of Trinity Apartments and the future receipt of distributions from the Local Limited Partnerships or the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at March 31, 1995 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $904,455 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely be made only when sale or refinancing proceeds of the underlying properties of the Local Limited Partnerships becomes available to the partnership. Given the current nature of the real estate market, any such sales or refinancings will likely not occur in the near future. Any proceeds generated for sales or refinancings after payment of mortgage obligations, will be distributed in accordance with the Partnership Agreement.

The Partnership also currently owes the General Partner $1,225,208 plus accrued interest of $991,746 on advances made to support operations of Trinity Apartments. Operations of Trinity Apartments have improved since the refinancing in 1991 of the underlying mortgage note. However, ultimate payment of amounts due to the General Partner will likely occur only from proceeds generated from the sale of Trinity Apartments. Any proceeds generated from the sale, after payment of the mortgage obligations, will be distributed in accordance with the Partnership Agreement.

Some of the properties in which the Partnership has invested in may be eligible to participate in the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) programs may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Trinity, a 100% conventional property, and Loring Towers, because of a provision in its mortgage note payable, are not eligible to participate in LIHPRHA. Congress and Administration are currently considering various proposals to significantly reduce or eliminate funding for the LIHPRHA program, and to restructure various federal housing programs under the jurisdiction of the Department of Housing and Urban Development. NHP is actively working to affect the policy decision being made and to limit any detrimental effect on its portfolio. Depending on the final outcome of this process, however, operations at the Properties and/or the ability to sell or refinance under LIHPRHA could be affected.

Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. In the event of a default on these

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



notes, the noteholders would reassume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by having the properties participate in LIHPRHA or other sale or refinancing opportunities. The deferred acquisition notes mature in 2001.

In their audit report dated March 17, 1995, the Partnership's auditors added two additional "emphasis" paragraphs to their report on the Partnership's 1994 and 1993 financial statements included in the Form 10-K. The comments made in the "emphasis" paragraph generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily notes 4, 6 and 9. In the first "emphasis" paragraph, the auditors stated that "These issues raise substantial doubt about Royal Towers Limited Partnership's ability to continue as a going concern." Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation. Royal Towers had a high vacancy rate during 1993 and 1994, although decreased from 1992, and has a significant amount of payables and only limited resources to pay such items. NHP's intentions are to continue managing the property prudently so that it can maintain positive cash flow.

In the second "emphasis" paragraph, the auditors stated that "the Partnership's mortgage note payable related to the Trinity Apartments in the amount of $13,700,000 matures on June 30, 1995," and that "Trinity also has a significant balance of accounts payable and accrued expenses from rental operations at December 31, 1994" The auditors concluded that "These issues raise substantial doubt about the Partnership's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations, sustain its rental operations and refinance or renegotiate its mortgage note or obtain sufficient proceeds from the sale of the property to repay its debts."

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at December 31, 1994 and has also necessitated significant funding from the general Partner in prior years. In addition, the Partnership was in default on its mortgage note on Trinity Apartments during 1990. The mortgage note was subsequently refinanced, and operations at Trinity have stabilized. However, the principal on Trinity's mortgage note payable is due June 30, 1995 (Note 6). At such time, if the mortgage is unable to be extended or refinanced, the Partnership may need to repay the mortgage amount or sell the property which may result in a loss. Alternatively, GECC could foreclose on the property. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations. The General Partner is currently working with GECC to extend or refinance the mortgage note.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. Results of operations are significantly impacted by the losses on rental operations of Trinity Apartments, and in prior years, by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are noncash in nature.
Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss increased to $263,370 for the three months ended March 31, 1995 from a net loss of $105,562 for the three months ended March 31, 1994. Net loss per unit of limited partnership interest increased from $7 to $17 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in loss from rental operations at Trinity Apartments, which was primarily due to an increase in interest expense, due to overall higher interest rates. The Partnership did not recognize $362,982 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 1995, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $53,918 between periods, primarily due to a decrease in operating expenses.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       -------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



May 15, 1995           By:     /s/ John M. Novack
- - - - - - - ------------                   -------------------------------------------------
                               John M. Novack
                               As Senior Vice President, Finance and Accounting,
                               and Chief Accounting Officer