Form 10-Q
period 1995-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1995-08-14
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Yes   X          No
    -------         -------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                            June 30,          December 31,
                                                                             1995                1994
                                                                         -------------      --------------
                                     ASSETS

 Cash and cash equivalents                                                $     6,527          $    14,317
 Prepaid insurance and tenant security deposits                               126,342               76,341
 Real estate tax escrow                                                       327,783              629,137
 Reserve for insurance premiums                                                25,679               78,643
 Investments in and advances to Local Limited
   Partnerships (Note 2)                                                          -                    -
 Land                                                                       3,650,000            3,650,000
 Building and improvements - less accumulated
   depreciation of $3,724,921 and $3,567,996                               10,289,025           10,380,209
 Deferred finance costs                                                        41,497               63,540
                                                                           ----------           ----------
                                                                          $14,466,853          $14,892,187
                                                                           ==========           ==========
                       LIABILITIES AND PARTNERS' DEFICIT

 Liabilities -
   Accounts payable and accrued expenses from rental
     operations                                                           $   695,033          $   873,361
   Administrative and reporting fees payable to General
     Partner (Note 3)                                                         933,356              875,554
   Due to General Partner (Note 3)                                          1,247,464            1,209,494
   Accrued interest on due to General Partner (Note 3)                      1,054,126              933,098
   Other accrued expenses                                                      21,750               37,375
   Mortgage note payable                                                   13,700,000           13,700,000
                                                                           ----------           ----------
                                                                           17,651,729           17,628,882
                                                                           ----------           ----------
 Partners' deficit -
   General Partner -- The National Housing
     Partnership (NHP)                                                       (161,543)            (157,061)
   Original Limited Partner --
     1133 Fifteenth Street Four Associates                                   (166,443)            (161,961)
   Other Limited Partners -- 15,414 investment units                       (2,856,890)          (2,417,673)
                                                                           ----------           ----------
                                                                           (3,184,876)          (2,736,695)
                                                                           ----------           ----------
                                                                          $14,466,853          $14,892,187
                                                                           ==========           ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                     Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                               -----------------------------      ---------------------------------

                                                   1995             1994                 1995               1994
                                                   ----             ----                 ----               ----
 RENTAL REVENUES                                $ 793,034         $ 797,217           $1,568,886        $1,590,704
                                                 --------          --------            ---------         ---------

 RENTAL EXPENSES:
     Interest                                     339,848           236,971              650,624           391,114
     Renting and administrative                    93,616           136,677              192,367           264,219
     Operating and maintenance                    141,510           200,866              323,074           348,127
     Depreciation and amortization                 89,484            95,568              178,968           214,139
     Taxes and insurance                          207,336           206,979              465,343           451,372
                                                 --------          --------            ---------         ---------

                                                  871,794           877,061            1,810,376         1,668,971
                                                 --------          --------            ---------         ---------

 LOSS FROM RENTAL OPERATIONS                      (78,760)          (79,844)            (241,490)          (78,267)
                                                 --------          --------            ---------         ---------

 COSTS AND EXPENSES:
     Interest on due to General Partner
      (Note 3)                                     62,380            45,950              121,028            86,140
     Administrative and reporting fees
      to General Partner (Note 3)                  28,901            28,901               57,802            57,802
     Other operating expenses                      15,120            14,173               28,634            53,007
                                                 --------          --------            ---------         ---------

                                                  106,401            89,024              207,464           196,949
                                                 --------          --------            ---------         ---------

 OTHER REVENUES:
     Distributions received in excess of
      investment in and advances to
      Local Limited Partnerships                      -              45,307                  -              45,307
     Interest income                                  350               845                  773             1,631
                                                 --------          --------            ---------         ---------

                                                      350            46,152                  773            46,938
                                                 --------          --------            ---------         ---------

 NET LOSS                                       $(184,811)        $(122,716)          $ (448,181)       $ (228,278)
                                                 ========          ========            =========         =========

 NET LOSS ASSIGNABLE TO
   LIMITED PARTNERS                             $(181,115)        $(120,262)          $ (439,217)       $ (223,712)
                                                 ========          ========            =========         =========

 NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                         $     (12)        $      (8)          $      (28)       $      (15)
                                                 ========          ========            =========         =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                    The National         1133
                                                     Housing           Fifteenth          Other
                                                   Partnership        Street Four        Limited
                                                      (NHP)            Associates       Partners             Total
                                                 ---------------       ----------       --------             -----
 Deficit at January 1, 1995                         $(157,061)         $(161,961)      $(2,417,673)      $(2,736,695)
 Net loss -- six months ended
    June 30, 1995                                      (4,482)            (4,482)         (439,217)         (448,181)
                                                     --------           --------        ----------        ----------
 Deficit at June 30, 1995                           $(161,543)         $(166,443)      $(2,856,890)      $(3,184,876)
                                                     ========           ========        ==========        ==========
 Percentage interest at
    June 30, 1995                                           1%                 1%               98%              100%
                                                     =========          =========       ===========       ===========
                                                           (A)                (B)               (C)

 (A) General Partner

 (B) Original Limited Partner

 (C) Consists of 15,414 investments units of 0.006358% held by 1,282 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                             ------------------------------
                                                                                1995              1994
                                                                                ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Rent collections                                                      $ 1,539,281        $ 1,498,974
     Distributions received in excess of investment in Local
       Limited Partnerships                                                        -               45,307
     Interest received                                                             773              1,631
     Other income                                                               38,008             62,065
     Operating expenses paid, including rental expenses                     (1,265,552)        (1,463,042)
     Mortgage interest paid                                                   (643,097)          (513,942)
     Partnership administrative fees paid to General Partner                       -              (58,125)
     Interest paid to General Partner                                              -              (43,188)
                                                                            ----------         ----------

 Net cash used in operating activities                                        (330,587)          (470,320)
                                                                            ----------         ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                      (65,741)               -
     Deposits to real estate tax escrow                                       (291,770)          (333,877)
     Withdrawals from real estate tax escrow                                   593,124            631,503
     Deposits to reserve for insurance premiums                                (16,260)           (31,887)
     Withdrawals from reserve for insurance premiums                            69,224             23,684
                                                                            ----------         ----------

     Net cash used in investing activities                                     288,577            289,423
                                                                            ----------         ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from General Partner                                                 34,220                -
                                                                            ----------         ----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (7,790)          (180,897)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                       14,317            215,595
                                                                            ----------         ----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     6,527        $    34,698
                                                                            ==========         ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)



                                                                                    Six Months Ended
                                                                                         June 30,
                                                                             ------------------------------
                                                                                1995              1994
                                                                                ----              ----
 RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:

 Net loss                                                                  $  (448,181)       $  (228,278)
                                                                            ----------         ----------

 Adjustments to reconcile net loss to net cash used in operating activities -
     Depreciation                                                              156,925            191,137
     Amortization of deferred finance costs                                     22,043             23,002
     Decrease in accounts receivable                                               -                9,420
     Increase in prepaid insurance, utility and tenant security deposits       (50,001)           (37,194)
     Decrease in accounts payable and accrued expenses from
       rental operations                                                      (178,328)          (460,286)
     Increase in administrative and reporting fees payable to
       General Partner                                                          57,802             57,802
     Increase (decrease) in due to General Partner                               3,750            (54,375)
     Increase in accrued interest on due to General Partner                    121,028             42,952
     Decrease in other accrued expenses                                        (15,625)           (14,500)
                                                                            ----------         ----------

        Total adjustments                                                      117,594           (242,042)
                                                                            ----------         ----------

 Net cash used in operating activities                                     $  (330,587)       $  (470,320)
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

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1995 and December 31, 1994 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $709,156 and $790,809 of losses from Local Limited Partnerships during the six months ended June 30, 1995 and 1994, respectively. As of June 30, 1995 and December 31, 1994, the Partnership had not recognized $5,480,054 and $4,770,898, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1995 and 1994. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of June 30, 1995.

         The following are combined statements of operations for the three months and six months ended June 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS

                                     Three Months Ended June 30,               Six Months Ended June 30,
                                     ---------------------------               -------------------------
                                      1995                1994                 1995                1994
                                      ----                ----                 ----                ----
 Rental income                     $1,160,664          $ 1,081,158          $2,303,799           $2,237,674
 Other income                         102,336              175,364             119,373              230,717
                                    ---------            ---------           ---------            ---------

     Total income                   1,263,000            1,256,522           2,423,172            2,468,391
                                    ---------            ---------           ---------            ---------

 Operating expenses                   865,758              904,136           1,590,538            1,773,364
 Interest, taxes and
   insurance                          536,762              523,324           1,122,666            1,076,251
 Depreciation                         213,817              210,415             426,287              417,573
                                    ---------            ---------           ---------            ---------

     Total expenses                 1,616,337            1,637,875           3,139,491            3,267,188
                                    ---------            ---------           ---------            ---------

 Net loss                          $ (353,337)          $ (381,353)         $ (716,319)          $ (798,797)
                                    =========            =========           =========            =========

 National Housing
   Partnership Realty
   Fund IV share of
    losses                         $ (349,804)          $ (377,539)         $ (709,156)          $ (790,809)
                                    =========            =========           =========            =========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE
         GENERAL PARTNER

         During the six month periods ended June 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $57,802 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the six months ended June 30, 1995 and 1994. The amount due the General Partner by the Partnership was $933,356 and $875,554 at June 30, 1995 and December 31, 1994,
         respectively.

         During the six months ended June 30, 1995, the General Partner made working capital advances of $34,220 to the Partnership. No advances were made during the six months ended June 30, 1994. No repayments of working capital advances were made during the six months ended June 30, 1995 and 1994. The amount owed to the General Partner at June 30, 1995 and December 31, 1994, was $1,243,714 and $1,209,494,
         respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         During the six months ended June 30, 1994, interest of $43,188 was paid to the General Partner. No payments were made during the six months ended June 30, 1995. Accrued interest on this loan amounted to $1,054,126 and $933,098 at June 30, 1995 and December 31, 1994,
         respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $3,750 were accrued on behalf of Trinity Apartments during the six months ended June 30, 1995 and 1994. These fees are payable to the General Partner without interest from cash available for distribution to partners. During the six months ended June 30, 1994, $58,125 of these fees were paid to the General Partner. No payments were made during the six months ended June 30, 1995. The balance owed to the General Partner at June 30, 1995, is included in Due to General Partner. No balance was owed to the General Partner at December 31, 1994, for these fees.

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

Net cash used in operations for the six months ended June 30, 1995 was $330,587 as compared to $470,320 for the six months ended June 30, 1994. The decrease to cash used in operations resulted primarily from a decrease in operating expenses paid and a decrease in Partnership administration and interest paid to the General Partner, partially offset by an increase in mortgage note interest. Interest on the mortgage note is charged at a variable rate equal to 3.10% above General Electric Capital Corporation's short-term commercial paper rate. The interest rate is not capped; therefore, operations of the Partnership are susceptible to changes in interest rates. As of December 31, 1994, interest was charged at 8.44%. As of June 30, 1995, interest was being charged at 9.36%. In addition, the principal on Trinity's mortgage note payable is due June 30, 1995. The Partnership has not made the principal payment of $13,700,000 which was due on June 30, 1995. The Partnership continues to make interest payments and is currently working with GECC to extend or refinance the mortgage note. If the mortgage is unable to be extended or refinanced, the Partnership may need to repay the mortgage amount or sell the property which may result in a loss. Alternatively, GECC could foreclose on the property.

During the six months ended June 30, 1995 and 1994, the Partnership did not advance any funds to the Local Limited Partnerships for use as working capital. At June 30, 1995, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $12,400. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1995, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no distributions during the six months ended June 30, 1995. Cash

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



distributions of $45,307 were received from the Local Limited Partnerships during the six months ended June 30, 1994. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $6,527 at June 30, 1995. The ability of the Partnership to meet its on-going cash requirements is dependent on operations of Trinity Apartments and the future receipt of distributions from the Local Limited Partnerships or the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at June 30, 1995 plus any distributions from the underlying operations of the combined Local Limited Partnerships is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $933,356 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely be made only when sale or refinancing proceeds of the underlying properties of the Local Limited Partnerships becomes available to the partnership. Given the current nature of the real estate market, any such sales or refinancing will likely not occur in the near future. Any proceeds generated for sales or refinancing after payment of mortgage obligations, will be distributed in accordance with the Partnership Agreement.

The Partnership also currently owes the General Partner $1,243,714 plus accrued interest of $1,054,126 on advances made to support operations of Trinity Apartments. Operations of Trinity Apartments have improved since the refinancing in 1991 of the underlying mortgage note. However, ultimate payment of amounts due to the General Partner will likely occur only from proceeds generated from the sale of Trinity Apartments. Any proceeds generated from the sale, after payment of the mortgage obligations, will be distributed in accordance with the Partnership Agreement.

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

Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. In the event of a default on these notes, the noteholders would reassume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by having the properties participate in LIHPRHA or other sale or refinancing opportunities. The deferred acquisition notes mature in 2001.

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

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at December 31, 1994 and has also necessitated significant funding from the General Partner in prior years. In addition, the Partnership was in default on its mortgage note on Trinity Apartments during 1990. The mortgage note was subsequently refinanced, and operations at Trinity have stabilized. However, the principal on Trinity's mortgage

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



note payable was due June 30, 1995. The Partnership has not made the principal payment of $13,700,000 which was due on June 30, 1995. The Partnership continues to make interest payments and is currently working with GECC to extend or refinance the mortgage note. If the mortgage is unable to be extended or refinanced, the Partnership may need to repay the mortgage amount or sell the property which may result in a loss. Alternatively, GECC could foreclose on the property. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

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

The Partnership's net loss increased to $448,181 for the six months ended June 30, 1995 from a net loss of $228,278 for the six months ended June 30, 1994. Net loss per unit of limited partnership interest increased from $15 to $28 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in loss from rental operations at Trinity Apartments, which was primarily due to an increase in interest expense, due to overall higher interest rates. The Partnership did not recognize $709,156 of its allocated share of losses from the four Local Limited Partnerships for the six months ended June 30, 1995, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $81,653 between periods, primarily due to a decrease in operating expenses.

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



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       -------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



August 11, 1995        By:                        /s/
---------------                ------------------------------------------------
                               John M. Novack
                               As Senior Vice President, Finance and Accounting,
                               and Chief Accounting Officer