Form 10-Q
period 1995-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1995-11-13
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                       September 30,         December 31,
                                                                            1995                 1994
                                                                     ------------------   -----------------

                            ASSETS
                            ------

Cash and cash equivalents                                                $       801          $    14,317
Prepaid insurance and tenant security deposits                               111,573               76,341
Real estate tax escrow                                                       475,533              629,137
Reserve for insurance premiums                                                33,809               78,643
Investments in and advances to Local Limited
 Partnerships (Note 2)                                                          -                    -
Land                                                                       3,650,000            3,650,000
Building and improvements - less accumulated
 depreciation of $3,803,385 and $3,567,996                                10,210,563           10,380,209
Deferred finance costs                                                        30,476               63,540
                                                                          ----------           ----------
                                                                         $14,512,755          $14,892,187
                                                                          ==========           ==========
              LIABILITIES AND PARTNERS' DEFICIT
              ---------------------------------

Liabilities -
 Accounts payable and accrued expenses from rental
   operations                                                            $   795,101          $   873,361
 Administrative and reporting fees payable to General
   Partner (Note 3)                                                          962,257              875,554
 Due to General Partner (Note 3)                                           1,250,993            1,209,494
 Accrued interest on Due to General Partner (Note 3)                       1,120,220              933,098
 Other accrued expenses                                                       30,750               37,375
 Mortgage note payable                                                    13,700,000           13,700,000
                                                                          ----------           ----------
                                                                          17,859,321           17,628,882
                                                                          ----------           ----------
Partners' deficit -
 General Partner -- The National Housing
   Partnership (NHP)                                                        (163,160)            (157,061)
 Original Limited Partner --
   1133 Fifteenth Street Four Associates                                    (168,060)            (161,961)
 Other Limited Partners -- 15,414 investment units                        (3,015,346)          (2,417,673)
                                                                          ----------           ----------
                                                                          (3,346,566)          (2,736,695)
                                                                          ----------           ----------
                                                                         $14,512,755          $14,892,187
                                                                          ==========           ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                Three Months Ended                    Nine Months Ended
                                                    September 30,                       September 30,
                                          -------------------------------     ---------------------------------
                                               1995            1994                 1995              1994
                                               ----            ----                 ----              ----

RENTAL REVENUES                            $ 827,128        $ 814,882            $2,396,014        $2,405,586
                                            --------         --------             ---------         ---------

RENTAL EXPENSES:
   Interest                                  324,991          262,865               975,615           653,979
   Renting and administrative                118,475          142,568               310,842           406,787
   Operating and maintenance                 197,683          159,284               520,757           507,411
   Depreciation and amortization              89,485          107,069               268,453           321,208
   Taxes and insurance                       151,276          216,850               616,619           668,222
                                            --------         --------             ---------         ---------

                                             881,910          888,636             2,692,286         2,557,607
                                            --------         --------             ---------         ---------

LOSS FROM RENTAL OPERATIONS                  (54,782)         (73,754)             (296,272)         (152,021)
                                            --------         --------             ---------         ---------


COSTS AND EXPENSES:
   Interest on due to General Partner
     (Note 3)                                 66,094           49,924               187,122           136,064
   Administrative and reporting fees
     to General Partner (Note 3)              28,901           28,901                86,703            86,703
   Other operating expenses                   12,530           23,835                41,164            76,842
                                            --------         --------             ---------         ---------

                                             107,525          102,660               314,989           299,609
                                            --------         --------             ---------         ---------

OTHER REVENUES:
   Distributions received in excess of
     investment in and advances to
     Local Limited Partnerships                -                -                     -                45,307
   Interest income                               617              667                 1,390             2,298
                                            --------         --------             ---------         ---------

                                                 617              667                 1,390            47,605
                                            --------         --------             ---------         ---------

NET LOSS                                   $(161,690)       $(175,747)           $ (609,871)       $ (404,025)
                                            ========         ========             =========          ========



NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                         $(158,456)       $(172,233)           $ (597,673)       $ (395,945)
                                            ========         ========             =========          ========


NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                     $     (10)       $     (11)           $      (39)       $      (26)
                                            ========         ========             =========          ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                  The National         1133
                                                    Housing          Fifteenth          Other
                                                  Partnership        Street Four       Limited
                                                     (NHP)           Associates       Partners           Total
                                               ---------------      -----------      -----------      ------------
Deficit at January 1, 1995                        $(157,061)         $(161,961)      $(2,417,673)      $(2,736,695)
Net loss -- nine months ended
  September 30, 1995                                 (6,099)            (6,099)         (597,673)         (609,871)
                                                   --------           --------        ----------        ----------
Deficit at September 30, 1995                     $(163,160)         $(168,060)      $(3,015,346)      $(3,346,566)
                                                   ========           ========        ==========        ==========
Percentage interest at
  September 30, 1995                                     1%                 1%               98%              100%
                                                   ========           ========        ==========        ==========
                                                        (A)                (B)               (C)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 15,414 investments units of 0.006358% held by 1,288 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended
                                                                               September 30,
                                                                     ------------------------------
                                                                        1995              1994
                                                                        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Rent collections                                              $ 2,316,747         $ 2,247,637
    Distributions received in excess of investment in Local
     Limited Partnerships                                               -                  45,307
    Interest received                                                   1,390               2,298
    Other income                                                       81,716             110,947
    Operating expenses paid, including rental expenses             (1,613,850)         (1,880,413)
    Mortgage interest paid                                           (968,088)           (640,154)
    Partnership administrative fees paid to General Partner             -                 (58,125)
    Interest paid to General Partner                                    -                 (45,937)
                                                                   ----------          ----------

Net cash used in operating activities                                (182,085)           (218,440)
                                                                   ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (65,743)            (61,798)
    Deposits to real estate tax escrow                               (439,520)           (495,562)
    Withdrawals from real estate tax escrow                           593,124             631,503
    Deposits to reserve for insurance premiums                        (24,390)            (23,684)
    Withdrawals from reserve for insurance premiums                    69,224              23,684
                                                                   ----------          ----------

    Net cash used in investing activities                             132,695              74,143
                                                                   ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Loans from General Partner                                         35,874                 -
                                                                   ----------          ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (13,516)           (144,297)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                               14,317             215,595
                                                                   ----------          ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $       801         $    71,298
                                                                   ==========          ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)





                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                            ------------------------------

                                                                                1995              1994
                                                                                ----              ----

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:

Net loss                                                                   $  (609,871)        $  (404,025)
                                                                            ----------          ----------

Adjustments to reconcile net loss to net cash used in operating activities -
    Depreciation                                                               235,389             286,705
    Amortization of deferred finance costs                                      33,064              34,503
    Decrease in accounts receivable                                                -                 9,420
    Increase in prepaid insurance, utility and tenant security deposits        (35,232)            (18,523)
    Decrease in accounts payable and accrued expenses from
     rental operations                                                         (78,260)           (243,525)
    Increase in administrative and reporting fees payable to
     General Partner                                                            86,703              86,703
    Increase (decrease) in due to General Partner                                5,625             (52,500)
    Increase in accrued interest on due to General Partner                     187,122              90,127
    Decrease in other accrued expenses                                          (6,625)             (7,325)
                                                                            ----------          ----------

       Total adjustments                                                       427,786             185,585
                                                                            ----------          ----------

Net cash used in operating activities                                      $  (182,085)        $  (218,440)
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

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1995 and December 31, 1994 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $994,615 and $1,241,200 of losses from Local Limited Partnerships during the nine months ended September 30, 1995 and 1994, respectively. As of September 30, 1995 and December 31, 1994, the Partnership had not recognized $5,765,513 and $4,770,898, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 1995 and December 31, 1994. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1995 and 1994. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of September 30, 1995.

         The following are combined statements of operations for the three months and nine months ended September 30, 1995 and 1994, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS

                                        Three Months Ended                       Nine months Ended
                                              September 30,                          September 30,
                              --------------------------------------  ---------------------------------------
                                     1995                1994                1995                 1994
                                     ----                ----                ----                 ----

Rental income                     $1,171,981          $1,102,812          $ 3,475,780         $ 3,340,486
Other income                          91,589              33,578              210,962             264,295
                                   ---------           ---------           ----------          ----------

   Total income                    1,263,570           1,136,390            3,686,742           3,604,781
                                   ---------           ---------           ----------          ----------

Operating expenses                   772,255             823,427            2,362,793           2,596,791
Interest, taxes and
  insurance                          561,830             553,759            1,684,496           1,630,010
Depreciation                         217,828             214,144              644,115             631,717
                                   ---------           ---------           ----------          ----------

   Total expenses                  1,551,913           1,591,330            4,691,404           4,858,518
                                   ---------           ---------           ----------          ----------

Net loss                          $ (288,343)         $ (454,940)         $(1,004,662)        $(1,253,737)
                                   =========           =========           ==========          ==========

National Housing
  Partnership Realty
  Fund IV share of
   losses                         $ (285,459)         $ (450,391)         $  (994,615)        $(1,241,200)
                                   =========           =========           ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the nine month periods ended September 30, 1995 and 1994, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $86,703 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the nine months ended September 30, 1995 and 1994. The amount due the General Partner by the Partnership was $962,257 and $875,554 at September 30, 1995 and December 31, 1994,
         respectively.

         During the nine months ended September 30, 1995, the General Partner made working capital advances of $35,874 to the Partnership. No advances were made during the nine months ended September 30, 1994. No repayments of working capital advances were made during the nine months ended September 30, 1995 and 1994. The amount owed to the General Partner at September 30, 1995 and December 31, 1994, was $1,245,368 and

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         $1,209,494, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. During the nine months ended September 30, 1994, interest of $43,188 was paid to the General Partner. No payments were made during the nine months ended September 30, 1995. Accrued interest on this loan amounted to $1,120,220 and $933,098 at September 30, 1995 and December 31, 1994, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $5,625 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 1995 and 1994. These fees are payable to the General Partner without interest from cash available for distribution to partners. During the nine months ended September 30, 1994, $58,125 of these fees were paid to the General Partner. No payments were made during the nine months ended September 30, 1995. The balance owed to the General Partner at September 30, 1995, is included in Due to General Partner. No balance was owed to the General Partner at December 31, 1994, for these fees.

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

Net cash used in operations for the nine months ended September 30, 1995 was $182,085 as compared to $218,440 for the nine months ended September 30, 1994. The decrease to cash used in operations resulted primarily from a decrease in operating expenses paid and a decrease in Partnership administration and interest paid to the General Partner, partially offset by an increase in mortgage note interest. Interest on the mortgage note is charged at a variable rate equal to 3.10% above General Electric Capital Corporation's ("GECC") short-term commercial paper rate. The interest rate is not capped; therefore, operations of the Partnership are susceptible to changes in interest rates. As of December 31, 1994, interest was charged at 8.44%. As of September 30, 1995, interest was being charged at 9.07%. In addition, the principal on Trinity's mortgage note payable is due June 30, 1995. The Partnership has not made the principal payment of $13,700,000 which was due on June 30, 1995. The Partnership continues to make interest payments and is currently working with GECC to extend or refinance the mortgage note. If the mortgage is unable to be extended or refinanced, the Partnership may need to repay the mortgage amount or sell the property which may result in a loss. Alternatively, GECC could foreclose on the property. There can be no assurance that the Partnership will be successful in its efforts to extend or refinance the mortgage note.

During the nine months ended September 30, 1995 and 1994, the Partnership did not advance any funds to the Local Limited Partnerships for use as working capital. At September 30, 1995, the combined amount carried by the Local Limited Partnerships, as due to the Partnership, amounted to $12,400. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1995, investments in all four Local Limited Partnerships had been reduced to zero. For these

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. THERE were no distributions during the nine months ended September 30, 1995. Cash distributions of $45,307 were received from the Local Limited Partnerships during the nine months ended September 30, 1994. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $801 at September 30, 1995. The ability of the Partnership to meet its on-going cash requirements is dependent on operations of Trinity Apartments and the future receipt of distributions from the Local Limited Partnerships or the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. Cash on hand at September 30, 1995 plus any distributions from the underlying operations of the combined Local Limited Partnerships and advances from the General Partner is expected to adequately fund the operations of the Partnership in the current year.

The Partnership currently owes the General Partner $962,257 for administrative and reporting services performed. The payment of these unpaid administrative and reporting fees will most likely be made only when sale or refinancing proceeds of the underlying properties of the Local Limited Partnerships becomes available to the partnership. Given the current nature of the real estate market, any such sales or refinancing will likely not occur in the near future. Any proceeds generated for sales or refinancing after payment of mortgage obligations, will be distributed in accordance with the Partnership Agreement.

The Partnership also currently owes the General Partner $1,245,368 plus accrued interest of $1,120,220 on advances made to support operations of Trinity Apartments. Operations of Trinity Apartments have improved since the refinancing in 1991 of the underlying mortgage note. However, ultimate payment of amounts due to the General Partner will likely occur only from proceeds generated from the sale of Trinity Apartments. Any proceeds generated from the sale, after payment of the mortgage obligations, will be distributed in accordance with the Partnership Agreement.

Some of the properties in which the Partnership has invested may be eligible to participate in the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). LIHPRHA creates a procedure under which properties assisted under the HUD Section 236 or 221(d)(3) programs may be eligible to receive financial incentives in return for agreeing to extend their property's use as low income housing. Trinity, a 100% conventional property, and Loring Towers, because of a provision in its mortgage note payable, are not eligible to participate in LIHPRHA.

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

Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. In the event of a default on these notes, the noteholders would assume ownership of the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by having the properties participate in LIHPRHA or other sale or refinancing opportunities. The deferred acquisition notes mature in 2001.

In their audit report dated March 17, 1995, the Partnership's auditors added two additional "emphasis" paragraphs to their report on the Partnership's 1994 and 1993 financial statements included in the Form 10-K. The comments made in the "emphasis" paragraph generally repeat disclosures made by the Partnership in the footnotes to the 1994 financial statements, primarily notes 4, 6 and 9. In the first "emphasis" paragraph, the auditors stated that "These issues raise substantial doubt about Royal Towers Limited Partnership's ability to continue as a going concern." The auditors further stated that, "Should the Partnership lose its interest in a Local Limited Partnership, partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation." Royal Towers had a high vacancy rate during 1993 and 1994, although decreased from 1992, and has a significant amount of payables and only limited resources to pay such items. NHP's intentions are to continue managing the property prudently so that it can maintain positive cash flow."

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

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



accounts payable and accrued expenses at December 31, 1994 and has also necessitated significant funding from the General Partner in prior years. In addition, the Partnership was in default on its mortgage note on Trinity Apartments during 1990. The mortgage note was subsequently refinanced, and operations at Trinity have stabilized. However, the principal on Trinity's mortgage note payable was due June 30, 1995. The Partnership has not made the principal payment of $13,700,000 which was due on June 30, 1995. The Partnership continues to make interest payments and is currently working with GECC to extend or refinance the mortgage note. If the mortgage is unable to be extended or refinanced, the Partnership may need to repay the mortgage amount or sell the property which may result in a loss. Alternatively, GECC could foreclose on the property. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

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

The Partnership's net loss increased to $609,871 for the nine months ended September 30, 1995 from a net loss of $404,025 for the nine months ended September 30, 1994. Net loss per unit of limited partnership interest increased from $26 to $39 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in loss from rental operations at Trinity Apartments, which was primarily due to an increase in interest expense, due to overall higher interest rates. The Partnership did not recognize $994,615 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 1995, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $246,585 between periods, primarily due to a decrease in operating expenses.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                                  (Registrant)


                                  By: The National Housing Partnership,
                                      its sole General Partner


                                  By: National Corporation for Housing
                                      Partnerships, its sole General Partner



November 10, 1995                 By: /s/ Jeffrey J. Ochs
                                      ----------------------------------------
                                      Jeffrey J. Ochs
                                      As Vice President, Finance and Accounting,
                                      and Chief Accounting Officer