Form 10-K
period 1995-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1996-03-29
CIK 780149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934




  For the fiscal year ended December 31, 1995 ........Commission file number  0-15731
                            -----------------                                 -------





  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV (A MARYLAND LIMITED PARTNERSHIP)
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     MARYLAND                                         52-1473440
                     --------                                         ----------
          (State or other Jurisdiction of                           I.R.S. Employer
          incorporation or organization)                          Identification No.)

      1225 EYE STREET, N.W. WASHINGTON, D.C.                             20005
      --------------------------------------                             -----
     (Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code:         (202) 347-6247
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----


Securities registered pursuant to Section 12(g) of the Act:   15,414 LIMITED PARTNERSHIP INTERESTS
                                                              ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes   X    No
                                                 --------   -------

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference. NONE
                                     ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         1995 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS



                                     PART I

                                                                                                      Page
                                                                                                      ----
Item 1.          Business                                                                             2
Item 2.          Properties                                                                           5
Item 3.          Legal Proceedings                                                                    5
Item 4.          Submission of Matters to a Vote of Security Holders                                  5


                                                             PART II
                                                             -------

Item 5.          Market for the Registrant's Partnership
                    Interests and Related Partnership Matters                                         5
Item 6.          Selected Financial Data                                                              6
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               7
Item 8.          Financial Statements and Supplementary Data                                          8
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                               28


                                                             PART III
                                                             --------

Item 10.         Directors and Executive Officers of the Registrant                                   29
Item 11.         Executive Compensation                                                               32
Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                                                             32
Item 13.         Certain Relationships and Related Transactions                                       32


                                                             PART IV
                                                             -------

Item 14.         Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                                               33

                                     PART I


Item 1.  Business

         National Housing Partnership Realty Fund IV, a Maryland Limited Partnership (the Partnership), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 8, 1986. On January 15, 1986, the Partnership commenced offering 35,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on October 14, 1986, with subscriptions for 15,414 limited partnership interests.

         The General Partner with a 1% interest in the Partnership is The National Housing Partnership (NHP), a District of Columbia limited partnership, whose sole general partner (0.2%) is National Corporation for Housing Partnerships (NCHP). Following a corporate reorganization in August 1995, which involved an initial public offering of NHP Incorporated's management-related service companies (the "Reorganization"), the remaining 99.8% of NHP's limited partnership interest is owned by NHP Partners Two Limited Partnership (Partners
Two), a Delaware limited partnership. NCHP is wholly owned by NHP Partners, Inc. (Partners), a Delaware corporation. Notwithstanding the Reorganization, control of NCHP, Partners Two and Partners remains with Demeter Holdings Corporation (a Massachusetts nonprofit corporation, which is wholly-owned/controlled by the President and Fellows of Harvard College, a Massachusetts educational corporation created by the constitution of Massachusetts), Capricorn Investors, L.P. (a Delaware investment limited partnership, whose general partner is Capricorn Holdings, G.P., a Delaware general partnership), and J. Roderick Heller, III (Chairman, President and Chief Executive Officer of NCHP and Partners).

         The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, a Maryland limited partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed. The Original Limited Partner holds a 1% Limited Partnership interest in the Partnership.

         The remaining 98% limited partnership interests in the Partnership are held by the investors who subscribed to the Offering.

         The Partnership's business is to own directly one multi-family housing property, Trinity Apartments, and to hold limited partnership interests in four limited partnerships (Local Limited Partnerships), which in turn, owns and operates multi-family rental housing properties (Properties). With the exception of Trinity Apartments, all of these Properties receive one or more forms of assistance from the Federal Government.

         The Partnership acquired the interests in the four Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments. With respect to the Local Limited Partnerships, NHP is the general partner of each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

         The Partnership's investment objectives are:

         (1)     preserve and protect Partnership capital;

         (2) provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

         (3) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

         (4) provide potential cash distributions from sales or refinancings of the Partnership's investments and, on a limited basis, from operations.

         The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by it.

         The following is a schedule of the Properties owned directly by the Partnership or by the Local Limited Partnerships in which the Partnership is a limited partner:


             SCHEDULE OF PROPERTIES OWNED BY THE PARTNERSHIP OR BY
        LOCAL LIMITED PARTNERSHIPS IN WHICH NATIONAL HOUSING PARTNERSHIP
                        REALTY FUND IV HAS AN INVESTMENT


                                                                                                        Units Occupied
                                                                             Units Authorized           as a Percentage
                                                 Financed, Insured              for Rental                 of Total
Property Name, Location           Number          and Subsidized             Assistance Under             Units as of
 and Partnership Name            of Units             Under                    Section 8 (D)          December 31, 1995
-----------------------          --------      ---------------------     ------------------------     -----------------
Capital Park                        316                 (A)                         304                      99%
     Columbus, Ohio
     (Capital Park
     Limited Partnership)

Kennedy Homes                       172                 (B)                         172                      98%
     Gainesville, Florida
     (Kennedy Homes
     Limited Partnership)

Loring Towers Apartments            208                 (A)                         187                      93%
     Minneapolis, Minnesota
     (Loring Towers Apartments
     Limited Partnership)

Royal Towers                        233                 (A)                         233                      95%
     Kansas City, Missouri
     (Royal Towers Limited
     Partnership)

Trinity Apartments                  496                 (C)                        None                      95%
     Irving, Texas
     (Wholly-owned)



(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.
(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.
(C)      Property is conventionally financed.
(D)      Section 8 of Title II of the Housing and Community Development Act of
         1974.

         Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition. Capital Park and Royal Towers Section 8 subsidy contracts covering 127 and 88 units, respectively, are scheduled to expire in June 1996. Additionally, Royal Towers has another contract for 22 units scheduled to expire in September, 1996. In January 1996, President Clinton signed into law H.R. 2880. This legislation includes a provision that requires HUD to provide a one-year renewal for Section 8 contracts scheduled to expire during the first nine months of 1996. All other
Section 8 contracts are scheduled to expire between 1997 and 2008.

         Trinity Apartments (Trinity), which is wholly-owned by the Partnership, is conventionally financed and is a market rate project which receives no government assistance and must compete directly with other apartment complexes in its rental market. The local economy and competitive conditions in the Dallas area, historically, have adversely affected operations at Trinity Apartments.

         The mortgage note payable (the Note) on Trinity was due June 30, 1995. On March 15, 1996, a modification agreement to the loan agreement was signed which, among other provisions, extends the due date to March 15, 1999.

         As discussed in Note 10 to the Partnership's financial statements, during 1993 the Partnership determined that a write-down in the book value of Trinity was necessary because the estimated undiscounted future cash flows from operations and sale of the property is expected to be less than the net book value of the property. This write-down was recorded as a loss on reduction of carrying value of rental property.

         The General Partner has made substantial loans to the Partnership for Trinity's operations. During 1994, Trinity generated surplus cash to pay NHP $65,625 for administrative fees owed and $38,436 for accrued interest on partner loans. No payments were made during 1995. Given the competitive nature of the Dallas market, it is still uncertain as to whether the property will continue to generate sufficient cash flow to repay the remaining loans and interest to the General Partner. NHP posted a $200,000 letter of credit on behalf of Trinity which is to be released after certain debt service coverage ratios are met. This letter of credit expired in 1993 and was converted to a cash escrow by NHP on behalf of Trinity.

         Royal Towers, which is located in Kansas City, Missouri, has a significant amount of trade payables at December 31, 1995 and 1994. Royal Towers' ability to continue as a going concern is dependent on its maintaining high occupancy levels and reducing its trade payables. Neither the General Partner nor the Partnership is legally obligated to fund operations, nor does the Partnership have sufficient reserves to fund operations at Royal Towers. During 1994, Royal Towers sold the project's parking garage for $6,000 resulting in a net loss on the sale of $181,213. The loss is included in expenses under loss on sale of parking garage in the statement of profit and loss (see Note 14 to the Local Limited Partnerships' Combined Financial Statements). HUD approved this partial release of collateral based on the estimated high cost to repair or demolish the structure. The parking garage had been closed for public safety since 1992. Additionally, Royal Towers has entered into a grant agreement with HUD under the Drug Elimination Grant Program to assist in the elimination of illegal drugs and the associated crime at the property (Note 13 to the Local Limited Partnerships' Combined Financial Statements). The grant agreement is dated July 7, 1994. During 1995, the Partnership incurred $155,177 of costs under the Program of which $120,010 have been capitalized in rental property. Drug Elimination Grant revenue of $155,177 is included in other revenue (Note 14 to the Local Limited Partnership's Combined Financial Statements).

         In 1993, Capital Park was awarded a Drug Elimination Grant from HUD in the amount of $175,000. The funds from the grant are to be used to implement drug-free housing programs such as physical improvements related to security and to reduce community vulnerability to drugs and drug activity. The improvements include iron fencing and exterior lighting along with the installation of surveillance cameras. During 1994, Capital Park incurred $174,993 of costs under the program of which $385 are included in operating expenses and $174,608 have been capitalized in rental property. Drug Elimination Grant revenue of $174,993 is included in other revenue (Note 14 to the Local Limited Partnerships' Combined Financial Statements). During 1993, Kennedy Homes also applied for a Drug Elimination Grant but was unsuccessful in obtaining that grant.

         Except for Trinity (as discussed in Note 7 to the Local Limited Partnerships' Combined Financial Statements), all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. In the event of a default on these notes, the noteholders would assume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by sale or refinancing opportunities. The deferred acquisition notes mature in 2001.

         The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership and the cost of Trinity Apartments. All interests in the Local Limited Partnership's are limited partner interests. Also included is the total mortgage encumbrance and deferred acquisition notes and accrued interest on each property for each of the Local Limited Partnerships and Trinity Apartments as of December 31, 1995.

                                                                                                     Deferred
                                NHP Realty                                                          Acquisition
                                 Fund IV                 Cost of                                       Notes
                                Percentage              Ownership             Mortgage              and Accrued
Partnership                     Ownership               Interest               Notes                 Interest
-----------                     ---------             -------------        -------------           ------------
Capital Park L.P.                  99%                  $1,985,450           $4,076,719             $4,516,478

Kennedy Homes L.P.                 99%                   1,113,509            1,106,552              3,332,453

Loring Towers L.P.                 99%                   1,476,049            2,692,035              4,754,054

Royal Towers L.P.                  99%                   1,163,958            2,638,374              4,419,882

Trinity Apartments             Wholly-owned              5,971,034           13,700,000                  -

Item 2.  Properties

         See Item 1 for the real estate owned by the Partnership either directly or through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.  Legal Proceedings

         The Partnership is not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted.

                                    PART II

Item 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

         (a) Interests in the Partnership were sold through a public offering managed by Dean Witter Reynolds, Inc. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

         (b) As of December 31, 1995, there were 1,289 registered holders of 15,414 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1995.

Item 6.  Selected Financial Data


                                                      Years Ended December 31,
                                ----------------------------------------------------------------------------

                                1995              1994               1993              1992             1991
                                ----              ----               ----              ----             ----
Rental revenues            $  3,221,978      $  3,162,772      $  3,090,840       $  2,878,627    $  2,744,818
Rental expenses              (3,712,415)       (3,281,501)       (3,374,984)        (3,039,400)     (3,397,499)
                           ------------      ------------      ------------       ------------    ------------

Loss from rental
  operations                   (490,437)         (118,729)         (284,144)          (160,773)       (652,681)

Distributions in excess
  of investment in Local
  Limited Partnerships
  and interest income            23,963            52,408            45,697             28,465           3,812

Loss on reduction in
  carrying value of
  rental property                  -                 -           (4,091,000)              -               -

Loss on investment in
  Local Limited
  Partnerships                     -                 -              (12,400)              -               -

Share of losses from
  Local Limited
  Partnerships (A)                 -                 -             (169,765)          (312,348)       (368,690)

Partnership operating
  expenses                     (423,453)         (368,904)         (341,189)          (294,832)       (336,929)
                           ------------      ------------      ------------       ------------    ------------

Net loss                   $   (889,927)     $   (435,225)     $ (4,852,801)      $   (739,488)   $ (1,354,488)
                           ============      ============      ============       ============    ============

Loss per unit of
  limited partnership
  interest based on
  the units outstanding
  during the period        $        (58)     $        (28)     $       (315)      $        (48)   $        (88)
                           ============      ============      ============       ============    ============

Total long-term
  debt - mortgage
  notes payable            $ 13,700,000      $ 13,700,000      $ 13,700,000       $ 13,700,000    $ 13,801,955
                           ============      ============      ============       ============    ============

Total assets               $ 14,496,556      $ 14,892,187      $ 15,274,435       $ 19,470,457    $ 20,205,497
                           ============      ============      ============       ============    ============

Cash distributions
  per unit of
  limited partnership
  interest                 $       -         $       -         $       -          $       -       $       -
                           ============      ============      ============       ============    ============

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1995, 1994, 1993, 1992 and 1991 $1,313,743, $1,447,892, $1,242,218, $1,113,035 and $850,654,
         respectively, of losses from four, four, three, three and three, respectively, Local Limited Partnerships have not been recognized by the Partnership (see Note 4 to the Partnership's financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by terms of these government assistance programs. In prior years, these restrictions have had an impact on the Partnership's ability to meet its cash obligations.

         Net cash used in operations for the year ended December 31, 1995, was $20,181, as compared to cash provided by operations of $9,936 in 1994 and $473,000 in 1993. The increase in net cash used in operations from 1994 to 1995 was the net result of decreases in certain expenses paid, including partnership administrative fees and interest on partner loans, which were more than offset by increased mortgage interest paid and a decrease in distributions in excess of investment in Local Limited Partnerships. The decrease in cash provided by operations from 1993 to 1994 resulted from an increase in property tax expense, an increase in other operational expenses, and payment of administration fees and accrued interest to the General Partner.

         Distributions in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling $20,296 and $45,307 were received from two Local Limited Partnerships during the years ended December 31, 1995 and 1994, respectively. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

         Cash and cash equivalents amounted to $35,568 at December 31, 1995. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1995, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of December 31, 1995, the Partnership owes the General Partner $991,158 for administrative and reporting services performed. In prior years, NHP has made advances totalling $635,000 to Trinity Apartments to cover costs associated with the refinancing of the Partnership's mortgage note payable for Trinity Apartments and to cover operating deficits for Trinity Apartments. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. NHP will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

         Trinity Apartments' mortgage note, which was originally due June 30, 1995, had interest due and payable at a variable rate equal to 3.10% above the lender's commercial paper rate. The Note had no amortization of principal which, coupled with the competitive pay rate in prior years, enabled Trinity to generate cash flow from operations. During 1994, $65,625 of administrative fees and $38,436 of accrued interest on advances was paid to NHP from this cash flow.

         On March 15, 1996, a modification to the original loan agreement became effective which extended the due date of Trinity's mortgage note to March 15, 1999. Under the revised agreement, interest is payable monthly at a variable rate equal to 3.25% above the lender's commercial paper rate. Principal is payable quarterly in an amount equal to 100% of Trinity's net cash flow, as defined in the agreement, with the remaining principal balance due and payable March 15, 1999.

         In 1993, based on an evaluation of the estimated undiscounted future cash flows of Trinity, the Partnership recorded a write-down in the net book value of the property, equal to the shortfall of the estimated undiscounted future cash flows from operations and proceeds from an assumed sale of the property as compared to the net book value of the property (discussed more fully in Note 10 to the Partnership's financial statements). The amount of the write-down was $4,091,000 and is recorded as a loss on reduction of carrying value of rental property in 1993.

         Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. In the event of a default on these notes, the noteholders would assume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by sale or refinancing opportunities. The deferred acquisition notes mature in 2001.

Results of Operations

         The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 1995 and 1994, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

         The Partnership's net loss increased to $889,927 in 1995 from a net loss of $435,225 in 1994. The net loss per unit of limited partnership interest increased to $58 in 1995 from net loss per unit of $28 in 1994 for the 15,414 units outstanding throughout both years. The primary reasons for this increase in net loss include a $356,000 increase in interest on mortgage notes payable and a $60,000 increase in interest on partner loans. The increase in mortgage interest was the result of interest rate increases which began during 1994 and continued throughout 1995.

         The Partnership's net loss was $435,225 in 1994 and $4,852,801 in 1993. Net loss per unit of limited partnership interest was $28 in 1994, compared to a net loss per unit of $315 in 1993 for the 15,414 units outstanding throughout both years. The primary reason for this decrease in net loss resulted from a $4,091,000 write-down of the carrying value of Trinity (see Note 10 to the Partnership's financial statements) in 1993, while no such write-down was necessary in 1994. In addition, there was a decrease in interest expense of approximately $110,000 on Trinity Apartments and an approximate $56,000 increase in rental revenue from Trinity. The share of losses decreased in 1994 as the Partnership did not recognize its share of losses from four Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero (see Note 4 to the Partnership's financial statements). The Partnership did not recognize $1,447,892 of its allocated share of losses from the four Local Limited Partnerships, as the Partnership's net book investment in them was reduced to zero (see Note 4 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $22,509 between years. This decrease was the result of the combination of an increase in rental income and an increase in operating expenses.

         The Partnership did not recognize $1,313,743 of its allocated share of losses from the four Local Limited Partnerships in 1995, as the Partnership's net book investment in them was reduced to zero (see Note 4 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $134,149 between years. The decrease was primarily the result of one of the Local Limited Partnerships recording an approximately $181,000 loss on the sale of a parking garage during 1994, and an increase in rental income of $10,000 in 1995, partially offset by a $150,000 increase in interest on deferred acquisition notes.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedule of the Partnership are included on pages 11 through 28 of this report.

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund IV
Washington, D.C.


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995, and the supporting schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the schedule referred to above presents fairly, in all material respects, when read in conjunction with the related financial statements, the information therein set forth.





Deloitte & Touche LLP
March 19, 1996
Washington, D.C.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION






                                                                                         December 31,
                                                                                   -----------------------
                                       ASSETS                                      1995               1994
                                       ------                                      ----               ----
Cash and cash equivalents (Note 2)                                             $    35,568       $    14,317
Prepaid insurance, taxes and tenant security deposits                               83,404            76,341
Real estate tax escrow                                                             546,236           629,137
Reserve for insurance premiums                                                      42,583            78,643
Investments in and advances to Local Limited Partnerships (Note 4)                   -                 -
Land                                                                             3,650,000         3,650,000
Building and improvements - less
  accumulated depreciation of $3,929,088
  and $3,567,996 (Note 3 and 10)                                                10,138,765        10,380,209
Deferred finance cost                                                                -                63,540
                                                                              ------------       -----------

                                                                               $14,496,556       $14,892,187
                                                                              ============       ===========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable and accrued
   expenses from rental operations (Note 5)                                    $   950,835       $   873,361
  Administrative and reporting fees payable
   to General Partner (Note 7)                                                     991,158           875,554
  Due to General Partner (Note 7)                                                1,255,901         1,209,494
  Accrued interest on partner loans (Note 7)                                     1,183,574           933,098
  Other accrued expenses                                                            41,710            37,375
  Mortgage note payable (Note 6)                                                13,700,000        13,700,000
                                                                               -----------       -----------

                                                                                18,123,178        17,628,882
                                                                               -----------       -----------
Partners' equity (deficit):
  General Partner - The National
    Housing Partnership (NHP)                                                     (165,960)         (157,061)
  Original Limited Partner - 1133
    Fifteenth Street Four Associates                                              (170,860)         (161,961)
  Other Limited Partners - 15,414 investment units                              (3,289,802)       (2,417,673)
                                                                               -----------       -----------

                                                                                (3,626,622)       (2,736,695)
                                                                               -----------       -----------

                                                                               $14,496,556       $14,892,187
                                                                               ===========       ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                               ---------------------------------------
                                                               1995             1994              1993
                                                               ----             ----              ----
RENTAL REVENUES:
   Rental of apartments                                     $  3,104,124     $  3,029,594      $ 3,012,360
   Other rental revenue                                          117,854          133,178           78,480
                                                            ------------     ------------      -----------

                                                               3,221,978        3,162,772        3,090,840
                                                            ------------     ------------      -----------

RENTAL EXPENSES:
   Interest                                                    1,291,537          935,644        1,047,509
   Renting and administrative                                    190,602          231,618          219,300
   Operating and maintenance                                     545,230          529,995          444,293
   Management and other services
     from related party (Note 7)                                 205,756          199,072          198,626
   Salaries and related benefits
     to related party (Note 7)                                   230,283          259,858          249,069
   Depreciation and amortization                                 405,177          359,855          428,278
   Taxes and insurance                                           843,830          765,459          787,909
                                                            ------------     ------------      -----------

                                                               3,712,415        3,281,501        3,374,984
                                                            ------------     ------------      -----------

LOSS FROM RENTAL OPERATIONS                                     (490,437)        (118,729)        (284,144)
                                                            ------------     ------------      -----------

COSTS AND EXPENSES:
   Loss on reduction of carrying
     value of rental property (Note 10)                            -                -            4,091,000
   Loss on investment in Local Limited
     Partnerships (Note 4)                                         -                -               12,400
   Share of losses from Local Limited
     Partnerships (Note 4)                                         -                -              169,765
   Interest on partner loans                                     250,478          190,594          148,951
   Administrative and reporting fees
     to General Partner (Note 7)                                 115,604          115,604          115,605
   Other operating expenses                                       57,371           62,706           76,633
                                                            ------------     ------------      -----------

                                                                 423,453          368,904        4,614,354
                                                            ------------     ------------      -----------

OTHER INCOME:
   Interest income                                                 3,667            7,101            1,402
   Distributions in excess of
     investment in Local Limited Partnerships                     20,296           45,307           44,295
                                                            ------------     ------------      -----------

                                                                  23,963           52,408           45,697
                                                            ------------     ------------      -----------

NET LOSS                                                    $   (889,927)    $   (435,225)     $(4,852,801)
                                                            ============     ============      ===========

ALLOCATION OF NET LOSS:
   General Partner - NHP                                    $     (8,899)    $     (4,352)     $   (48,528)
   Original Limited Partner - 1133
     Fifteenth Street Four Associates                             (8,899)          (4,352)         (48,528)
   Other Limited Partners - 15,414
     investment units                                           (872,129)        (426,521)      (4,755,745)
                                                            ------------     ------------      -----------

                                                            $   (889,927)    $   (435,225)     $(4,852,801)
                                                            ============     ============      ===========

 NET LOSS PER LIMITED
  PARTNERSHIP INTEREST (Note 3)                             $        (58)    $        (28)     $      (315)
                                                            ============     ============      ===========





                       See notes to financial statements.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            A LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                               The               1133
                                             National          Fifteenth
                                             Housing            Street            Other
                                            Partnership          Four            Limited
                                              (NHP)            Associates        Partners           Total
                                           ---------           ----------        --------        -----------
Equity (deficit) at
     January 1, 1993                       $(104,181)          $(109,081)      $ 2,764,593       $ 2,551,331

Net loss                                     (48,528)            (48,528)       (4,755,745)       (4,852,801)
                                           ---------           ---------       -----------        ----------

Deficit at
     December 31, 1993                      (152,709)           (157,609)       (1,991,152)       (2,301,470)

Net loss                                      (4,352)             (4,352)         (426,521)         (435,225)
                                           ---------           ---------       -----------        ----------

Deficit at
     December 31, 1994                      (157,061)           (161,961)       (2,417,673)       (2,736,695)

Net loss                                      (8,899)             (8,899)         (872,129)         (889,927)
                                           ---------           ---------       -----------        ----------

Deficit at
     December 31, 1995                     $(165,960)          $(170,860)      $(3,289,802)      $(3,626,622)
                                           =========           =========       ===========       ===========
Percentage interest at
     December 31, 1995, 1994,
     and 1993                                  1%                  1%               98%
                                           ---------           ---------       -----------

                                              (A)                 (B)               (C)
                                           =========           =========       ===========


(A)      General Partner

(B)      Original Limited Partner

(C) Consists of 15,414 investment units of .006358% held by 1,289 investors.





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                                       Years Ended December 31,
                                                                  -------------------------------------
                                                                  1995             1994            1993
                                                                  ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                          $ 3,057,908      $ 2,975,413     $ 2,959,399
   Distributions in excess of
     investment in Local Limited Partnerships                     20,296           45,307          44,295
   Interest received                                               3,667            7,101           1,404
   Other income                                                  110,348          133,178          78,480
   Payments of taxes and insurance                              (856,288)        (775,615)       (695,070)
   Payments of other expenses                                 (1,070,591)      (1,383,432)       (867,477)
   Payments of annual partnership administration fee               -              (65,625)           -
   Payment of interest on partner loans                            -              (38,436)           -
   Mortgage interest paid                                     (1,285,521)        (887,955)     (1,048,031)
                                                             -----------      -----------     -----------

   Net cash (used in) provided by
     operating activities                                        (20,181)           9,936         473,000
                                                             -----------      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                          (116,436)        (139,982)       (102,248)
   Deposits to real estate tax escrow                           (587,270)        (667,297)       (714,066)
   Withdrawals from real estate tax escrow                       670,171          631,503         539,823
   Deposits to reserve for insurance
     premiums                                                    (33,164)         (97,780)          -
   Withdrawals from reserve for
     insurance premiums                                           69,224           61,801           -
                                                             -----------      -----------     -----------

   Net cash provided by (used in) investing activities             2,525         (211,755)       (276,491)
                                                             -----------      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from partner                                             38,907              541          10,000

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                21,251         (201,278)        206,509

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                         14,317          215,595           9,086
                                                             -----------      -----------     -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                $    35,568      $    14,317     $   215,595
                                                             ===========      ===========     ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                       Years Ended December 31,
                                                                 ---------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
RECONCILIATION OF NET LOSS
  TO NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES:
   Net loss                                                    $(889,927)       $(435,225)     $(4,852,801)
   Adjustments to reconcile net loss to
     net cash (used in) provided by operating activities:
       Share of losses from Local Limited Partnerships             -                -              169,768
       Loss on reduction of carrying value of
         rental property                                           -                -            4,091,000
       Loss on investment in Local Limited Partnerships            -                -               12,400
       Depreciation                                              361,092          313,851          382,275
       Amortization of deferred finance costs                     44,085           46,004           46,003
       Increase (decrease) in accrued partnership
         administrative fee payable to General Partner             7,500          (58,125)           7,500
       Increase in administrative and reporting fee payable
         to General Partner                                      115,604          115,604          115,605
       Decrease (increase) in accounts receivable                  -                9,420           (1,850)
       Decrease (increase) in prepaid insurance, taxes
         and security deposits                                    12,390          (14,129)          19,431
       Increase in utility deposits                                -                -                 (680)
       Increase (decrease) in accounts payable and
         accrued expenses from rental operations                  68,248         (151,610)         311,775
       Increase in other accrued expenses                          4,335            6,625            2,750
       Increase in accrued interest on partner loans             250,476          152,157          171,357
       Increase (decrease) in accrued interest on mortgage
         note payable                                              6,016           25,364           (1,533)
                                                               ---------        ---------      -----------

     Total adjustments                                           869,746          445,161        5,325,801
                                                               ---------        ---------      -----------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                         $ (20,181)       $   9,936      $   473,000
                                                               =========        =========      ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING
         POLICIES

         Organization

         National Housing Partnership Realty Fund IV (the Partnership) is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On February 21, 1986, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986.

         During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships (Local Limited Partnerships) which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments (Trinity), a conventionally financed rental apartment project.

         Significant Accounting Policies

         The financial statements of the Partnership are prepared on the accrual basis of accounting. Public offering costs were recorded as a direct reduction to the capital accounts of the limited partners. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in Trinity or the Local Limited Partnerships. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed. The organization fee was amortized over a period of 60 months on a straight-line basis. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50 year life from the date of initial occupancy and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years (see Note 3).

         The Partnership recognizes rental revenue in the month earned in accordance with signed resident tenant lease agreements.

         The financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Trinity. All significant intercompany transactions have been eliminated.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




         Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 4). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received.

         For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                                            December 31,
                                                                      ---------------------
                                                                      1995             1994
                                                                      ----             ----
                            Cash in demand accounts                $     56         $    398
                            Money market account                     35,512           13,919
                                                                   --------         --------

                                                                   $ 35,568         $ 14,317
                                                                   ========         ========

3.       CHANGE IN ESTIMATE

         During 1993, depreciation of the building was computed using the straight-line method, assuming a 50-year life from the date of initial occupancy after construction or substantial rehabilitation of the building. Depreciation of the building in prior years was computed using the straight-line method, assuming a 30-year life and 30% salvage value. This change in the estimate of the life and salvage value of the building decreased the net loss in 1993 by $73,751.

4.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. These investments are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, during 1995, 1994 and 1993, the Partnership did not recognize $1,313,743, $1,447,892 and $1,242,218 of its allocated share of losses from four Local Limited Partnerships, respectively. As of December 31, 1995, 1994 and 1993, the Partnership had not recognized $6,250,914, $4,937,171 and $3,489,279 of its cumulative allocated share of losses from four of the Local Limited Partnerships, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         No working capital advances or recoveries occurred between the Partnership and the Local Limited Partnerships during 1995 or 1994. During 1991 and 1989, the Partnership advanced $400 and $12,000, respectively, to two Local Limited Partnerships as working capital advances. These amounts were outstanding as of December 31, 1993. However, in the fourth quarter of 1993, the Partnership re-evaluated the timing of the collectibility of these advances and determined, based on the Local Limited Partnerships' current operations, that such advances were not likely to be collected currently; therefore, the Partnership reclassified these advances to the related investment accounts. Due to the cumulative losses incurred but not recognized on the investments, the balance was then reduced to zero, with the corresponding charge to operations, shown as "Loss on Investment in Local Limited Partnerships" in the Statement of Operations. To the extent these advances are repaid by the Local Limited Partnerships in the future, operations will be credited upon repayment.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1995 and 1994 and the combined results of operations for the years ended December 31, 1995, 1994, and 1993 are as follows:

                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                        December 31,
                                                                                 -------------------------
                                                                                 1995                 1994
                                                                                 ----                 ----
Assets:
   Land                                                                     $   756,247          $   756,247
     net of accumulated
     depreciation of $6,683,888 and $5,796,141                               19,502,717           20,001,657
   Other assets                                                               1,864,271            1,479,847
                                                                            -----------          -----------

                                                                            $22,123,235          $22,237,751
                                                                            ===========          ===========

Liabilities and Partners' Equity (Deficit):
   Liabilities:
       Mortgage notes payable                                               $10,513,680          $10,834,632
       Deferred acquisition notes payable                                     7,174,900            7,174,900
       Other liabilities                                                     10,958,506            9,404,556
                                                                             ----------          -----------

                                                                             28,647,086           27,414,088

   Partners' Equity (Deficit):
       National Housing Partnership Realty Fund IV                           (6,397,490)          (5,067,185)
       The National Housing Partnership                                        (126,361)            (109,152)
                                                                            -----------         ------------

                                                                            $22,123,235          $22,237,751
                                                                            ===========          ===========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                           Years Ended December 31,
                                                                  --------------------------------------
                                                                  1995            1994              1993
                                                                  ----            ----              ----
Revenue                                                     $  4,978,626      $ 4,877,422      $ 4,405,345
                                                            ------------       ----------      -----------

Expenses:
   Operating expenses                                          3,779,189        3,793,768        3,584,359
   Financial expenses - primarily interest                       188,182          210,830          229,931
   Interest on acquisition notes                               1,450,521        1,304,903        1,202,317
   Depreciation                                                  887,747          849,225          828,519
   Loss on sale of parking garage                                  -              181,213            -
                                                            ------------      -----------      -----------

                                                               6,305,639        6,339,939        5,845,126
                                                            ------------       ----------      -----------

Net loss                                                    $ (1,327,013)     $(1,462,517)     $(1,439,781)
                                                            ============      ===========      ===========


         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All four projects receive rental assistance from HUD.

         Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy and depreciation of equipment is calculated using accelerated methods over estimated useful lives ranging from 5 to 27 years.

         The mortgage notes payable are insured by the Federal Housing Administration (FHA) and secured by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 6% to 8.5% per annum. For the three rental housing projects insured under Section 236, FHA makes subsidy payments directly to the mortgage lenders reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

         Deferred acquisition notes of $7,174,900 bear interest at the rate of 9% per annum, compounded semi-annually. These notes are nonrecourse and are secured by security interests in all partnership interests of the Local Limited Partnerships. Neither principal nor interest is payable currently; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the projects or 2001. The notes may be prepaid in whole or in part at any time without penalty.

         For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnerships evaluate whether it is probable that the estimated undiscounted future cash flows of any of its properties, plus the cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




than the net carrying value of the property. If such a shortfall exists, is material, and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Local Limited Partnerships perform such evaluations on an ongoing basis. No adjustment was required to any of the Local Limited Partnerships' properties as a result of this evaluation.

         Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 will not have a significant impact on the results of operations and financial position of the Partnership because its investment in each Local Limited Partnership has been reduced to zero.

         One of the Local Limited Partnerships, Royal Towers has a significant amount of payables and only limited resources to pay such items which raises substantial doubt about its ability to continue as a going concern. NHP's intentions are to continue managing the property prudently so that it can maintain positive cash flow.

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES FROM RENTAL OPERATIONS

         Accounts payable and accrued expenses from rental operations consist of the following:

                                                                                       December 31,
                                                                                --------------------------
                                                                                1995                  1994
                                                                                ----                  ----
        Trade payables                                                        $136,595              $ 98,321
        Accrued interest on mortgage notes                                     105,349                99,333
        Accrued real estate taxes                                              622,953               593,124
        Tenant security deposits                                                72,724                65,836
        Due to management agent (Note 7)                                        13,214                12,361
        Rent received in advance                                                 -                     4,386
                                                                              --------              --------

                                                                              $950,835              $873,361
                                                                              ========              ========


6.       MORTGAGE NOTE PAYABLE

         The Partnership, on behalf of Trinity Apartments, had a non-recourse mortgage note payable (the Note) in the amount of $13,700,000, payable to General Electric Capital Corporation (GECC). The Note had a term of five years

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




which matured on June 30, 1995, at which date the entire principal and accrued interest was due and payable. The mortgage had been in default since that date.

         Under the terms of the defaulted loan, interest on the Note accrued at a rate of 11% in the first year and thereafter at a variable rate (the Contract Index Rate) equal to 3.10% above the "GECC Composite Commercial Paper Rate" -essentially GECC's short term commercial paper rate. At December 31, 1995, the Contract Index Rate was 8.93%.

         Trinity was entitled to defer interest above the Applicable Base Percentage Rate (as defined below), provided that such deferred interest not exceed the lesser of 10% of the outstanding principal amount of the Note (excluding capitalized deferred interest) or $1,370,000. The Applicable Base Percentage Rate was set at 8.5% for the first year, 9.0% in the second and third years, and 9.5% in the fourth and fifth years. Deferred interest was payable in any month in which the Applicable Base Percentage Rate exceeded the Contract Index Rate and, on each February 15, to the extent of Trinity's net cash flow for the previous calendar year. Any unpaid deferred interest remaining at the end of any year was to be added to the then outstanding principal amount of the Note. Through the June 30, 1995 maturity date, no deferred interest was added to the outstanding principal balance.

         GECC was also entitled to 50% of annual net cash flow and net sale or refinancing proceeds or, to the extent Trinity was not sold or refinanced by the maturity date, 50% of Trinity's appraised net fair market value. In addition, if Trinity was refinanced, GECC was entitled to 50% of the fair market value above the amount of refinanced debt and could elect to have such amount calculated and paid either at the time of refinancing or upon what would have been the maturity date of the Note (June 30, 1995) had Trinity not refinanced.

         During 1995, subsequent to June 30, the Partnership continued to make monthly payments for interest and real estate tax escrows while negotiating for an extension or refinancing of the loan. The balance of the loan at December 31, 1995 was $13,700,000. A Modification Agreement was signed on March 15, 1996.

         The Modification Agreement, effective March 15, 1996, is for a mortgage principal balance of $13,140,000. The reduction of principal of $560,000 plus closing costs of $107,201 were loaned to the Partnership by an affiliate of NHP. Interest only, at the Contract Index Rate, on the mortgage is payable monthly beginning April 1, 1996 through March 1, 1999. In addition, beginning April 1, 1996 and continuing each July, October, December and April, installments of principal in an amount equal to 100% of the net cash flow (as defined) is due and payable. On March 15, 1999, the entire unpaid principal and interest is due and payable. The Contract Index Rate is equal to 3.25% per annum in excess of the GECC Composite Commercial Paper Rate.

         Under the agreement with GECC, Trinity is required to make monthly escrow deposits for taxes.

         As additional security for all obligations arising under the Note, NHP, on behalf of the Partnership, secured two letters of credit with Riggs National Bank under which GECC may draw down a maximum of $500,000. The first letter of credit in the amount of $300,000 was released during 1992. The second letter of credit for $200,000 expired in 1993 and was replaced by cash escrowed by NHP on behalf of Trinity.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




7.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP, while NHP Partners Two Limited Partnership is the sole limited partner. The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners are individuals who were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

         The Partnership accrued administrative and reporting fees payable to the General Partner of $115,604 in 1995 and 1994 and $115,605 during 1993. The balance owed to NHP at December 31, 1995 and 1994 was $991,158 and $875,554, respectively. No payments were made during 1995, 1994 or 1993.

         During 1995 and 1994, NHP made working capital advances of $38,907 and $541, respectively, to the Partnership. No repayments of working capital advances were made in 1995 or 1994. The balance owed to NHP at December 31, 1995 and 1994 was $1,248,401 and $1,209,494, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. During 1994, interest of $38,436 was paid to NHP. Additionally, Annual Partnership Administrative Fees of $7,500 were accrued by Trinity Apartments during 1995, 1994 and 1993, respectively. These fees are payable to NHP without interest from cash available for distribution to partners. During 1994, $65,625 was paid to NHP for these fees. As of December 31, 1995, $7,500 was owed to NHP for these fees. No balance was owed to NHP at December 31, 1994.

         An affiliate of the general partner, NHP Management Company (NHPMC), is the project management agent for Trinity Apartments and each of the properties operated by the Local Limited Partnerships in which the Partnership has invested. NHPMC and other affiliates of NCHP earned $707,401, $629,187 and $698,899 in 1995, 1994 and 1993, respectively, for management fees and other services provided to Trinity Apartments and the Local Limited Partnerships. At December 31, 1995, trade payables included $26,950 due to NHPMC.

         Personnel working at Trinity Apartments and the other property sites were NCHP employees and, therefore, Trinity and the properties reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. Total reimbursement for salaries and benefits earned for the years ended December 31, 1995, 1994 and 1993 were approximately $872,300, $872,900 and $872,100, respectively.

8.       INCOME TAXES

         The Partnership is not taxed on its income. The partners are taxed in their individual capacities upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to application of passive loss rules. The taxable income or loss differs from amounts included in the statement of operations because of different methods used in computing depreciation and determining the losses of the Local Limited Partnerships. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

         For Federal income tax purposes, both the Partnership and the four Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




Modified Accelerated Cost Recovery System (MACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes, while for financial statement purposes, it is shown as a liability. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

         A reconciliation follows:


                                                                       Years Ended December 31,
                                                                 ---------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
Net loss per financial statements                            $  (889,927)     $  (435,225)     $(4,852,801)

Timing difference - depreciation                                (402,215)        (464,383)        (447,150)

Loss on reduction of carrying value
  of rental property                                               -                -            4,091,000

Timing differences in determining
  losses of Local Limited Partnerships:
   Depreciation                                                 (353,959)        (377,724)        (587,905)
   Interest on partner loans                                       2,580          152,157          171,357
   Losses taken in excess of financial
     statement investment account                             (1,255,387)      (1,514,374)      (1,192,412)
   Other                                                         104,556          (84,775)          47,678
                                                             -----------      -----------      -----------

Loss per tax return                                          $(2,794,352)     $(2,724,324)     $(2,770,233)
                                                             ===========      ===========      ===========


         As discussed in Note 4, one of the Local Limited Partnerships in which the Partnership has invested may not be able to continue as a going concern. Should a Local Limited Partnership not continue as a going concern or the Partnership itself not continue as a going concern (see Note 9), there could be adverse tax consequences to the partners in the Partnership. The impact of the tax consequences is dependent upon each partner's individual tax situation.

9.       GOING CONCERN CONSIDERATIONS

         In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at December 31, 1995 and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

10.      LOSS ON REDUCTION OF CARRYING VALUE OF RENTAL PROPERTY

         Generally accepted accounting principles (GAAP) require that the Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of Trinity Apartments is less than the net book value of the Trinity

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




Apartments rental property. If such a shortfall exists, is material, and is deemed to be other than temporary in nature, then a write-down equal to the shortfall would be warranted. The Partnership performs such an evaluation on an ongoing basis by comparing the net book value to the total estimated undiscounted future cash flow plus cash projected to be received upon an assumed sale (Net Realizable Value). In doing such an analysis at December 31, 1992, no write-down of Trinity's rental property was necessary. However, during 1993, due to revised estimates of future market conditions and operations, both of which are projected to have a negative impact on the Partnership's ability to refinance the mortgage note, coupled with the fact that one year's less undiscounted cash flow is available at December 31, 1993, the Partnership recorded a write-down of $4,091,000 to reduce the carrying value to estimated net realizable value, which may not necessarily reflect current market value. This non-cash expense is shown on the accompanying statement of operations as a loss on reduction of carrying value of rental property. The analysis done at December 31, 1995 and 1994 indicated that no additional write-down was necessary for 1995 and 1994. However, the carrying value of the property may still exceed its fair market value as of December 31, 1995 and 1994. The Partnership will continue to evaluate the carrying value of the rental property on an ongoing basis.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of' (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Partnership has not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 could require that an impairment loss be recognized which could have a significant impact (noncash) on results of operations and financial position.

11. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

         Cash received from sales or refinancing of any underlying property of the Local Limited Partnerships, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction, is to be distributed in the following manner:

         First, to the General Partner for any unrepaid loans to the Partnership or a Local Limited Partnership (other than operating guarantee loans) and any unpaid fees (other than disposition and refinancing fees);

         Second, to the General Partner to repay any unrepaid operating guarantee loans made to the Property sold or refinanced;

         Third, to the Limited Partners until the Limited Partners have received a return of their capital contribution to the Partnership allocable to the Property sold or refinanced after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

         Fourth, to the General Partner to repay any unrepaid operating guarantee loans made to Properties other than the Property sold or refinanced;

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)





         Fifth, to the Limited Partners until the Limited Partners have received a return of the unrecovered amount of their capital contributions, after deduction for prior cash distributions from sales or refinancings, but without deduction for prior cash distributions from operations;

         Sixth, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 9% annual return on its capital contribution, after deduction of (a) an amount equal to 35% of the tax losses allocated to the Limited Partner and
         (b) prior cash distributions from operations;

         Seventh, to the General Partner until the General Partner has received a return of its capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

         Eighth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

         Ninth, to the partners with positive capital accounts to bring such accounts to zero; and

         Finally, 85% of the remaining sales proceeds to the Limited Partners and 15% to the General Partner.

         Net income or loss from operations is allocated 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner. Cash distributions from operations, after payment of certain obligations including reimbursement on a cumulative basis of direct expenses incurred by the General Partner or its affiliate in managing the properties and payment of annual cumulative administrative and reporting fees, is distributed 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner.

         Gain for federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated in the following manner:

         First, to the Limited Partners in an amount up to the negative balances of the capital accounts of Limited Partners in the same proportion as each Limited Partner's negative capital account bears to such aggregate negative capital accounts;

         Second, to the General Partner in an amount up to the General Partner's negative capital account, if any;

         Third, to the Limited Partners up to the aggregate amount of capital contributions of the Limited Partners, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations, in the same proportion that such Limited Partner's capital contribution bears to the aggregate of all Limited Partners' capital contributions;

         Fourth, to the Limited Partners, until each Limited Partner has been allocated in such an amount equal to a cumulative noncompounded 9% annual return on their capital contribution, after deduction of (a) an amount equal to 35% of the tax losses allocated to the Limited Partner and (b) prior cash distributions from operations;

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)




         Fifth, to the General Partner up to the aggregate amount of capital contributions made by the General Partner, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations and

         Finally, 85% of the remaining gain to the Limited Partners and 15% to the General Partner.

         Losses for federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in a Local Limited Partnership or underlying property will be allocated 85% to the Limited Partners and 15% to the General Partner.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

13.      NONCASH INVESTING ACTIVITY

         During 1995 and 1994, the Partnership incurred costs of $9,297 and $6,085, respectively, for additions to building and equipment which are included in accounts payable as of December 31, 1995 and 1994, respectively.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                             A LIMITED PARTNERSHIP
    SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OFLOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED
                               DECEMBER 31, 1995



                                             Initial               Cost Capitalized
                                          Cost to Local               Subsequent               Gross Amount at which Carried
                                       Limited Partnership          to Acquisition                  at Close of Period
                                       --------------------   --------------------------   ----------------------------------
                                                  Buildings                  Carrying                 Buildings
                                                    and                        Cost                       and         Total
 Partnership Name     Encumbrances     Land     Improvements  Improvements  Adjustments     Land     Improvements     (2)(3)
 ----------------     ------------  ----------- ------------  ------------  -----------  ----------- ------------   ----------
 Capital Park               (1)     $  110,000  $ 7,634,451    $1,760,540   $     -      $  110,000   $ 9,394,991  $ 9,504,991
   Limited Partnership

 Kennedy Homes              (1)        150,000    3,130,682     1,010,214         -         150,000     4,140,896    4,290,896
   Limited Partnership

 Loring Towers              (1)        290,000    5,875,841       503,717         -         290,000     6,379,558    6,669,558
   Limited Partnership

 Royal Towers               (1)        360,000    5,453,177       817,983      (153,753)    206,247     6,271,160    6,477,407
   Limited Partnership

 Trinity Apartments         (1)      3,650,000   18,809,468      (650,615)   (4,091,000)  3,650,000    14,067,853   17,717,853
   (wholly-owned)                   ----------  -----------  ------------   -----------  ----------   -----------  -----------

 Total, December 31, 1995           $4,560,000  $40,903,619    $3,441,839   $(4,244,753) $4,406,247   $40,254,458  $44,660,705
                                    ==========  ===========    ==========   ===========  ==========   ===========  ===========



                                                             Life upon which
                                                             depreciation in
                     Accumulated                           latest statement of
                     Depreciation    Date of       Date       operations is
 Partnership Name          (3)     Construction   Acquired   computed (years)
-----------------    ------------  ------------   --------  ------------------
 Capital Park            $ 2,286,304      1969         3/86        5-50
   Limited Partnership

 Kennedy Homes             1,183,739      1968         3/86        5-50
   Limited Partnership

 Loring Towers             1,613,777      1970         3/86        5-50
   Limited Partnership

 Royal Towers              1,600,068      1973         4/86        5-50
   Limited Partnership

 Trinity Apartments        3,929,088      1985         4/86        5-50
   (wholly-owned)         ----------

 Total, December 31,     $10,612,976
                         ===========



                          See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

           ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                               DECEMBER 31, 1995



(1)      Schedule of Encumbrances

                                                                      Deferred
                                                                     Acquisition
                                                                      Notes and
                                                   Mortgage            Accrued
         Partnership Name                            Notes            Interest            Total
         ----------------                       ---------------  ------------------ --------------
         Capital Park
           Limited Partnership                   $ 4,076,719        $ 4,516,478       $ 8,593,197

         Kennedy Homes
           Limited Partnership                     1,106,552          3,332,453         4,439,005

         Loring Towers Apartments
           Limited Partnership                     2,692,035          4,754,054         7,446,089

         Royal Towers
           Limited Partnership                     2,638,374          4,419,882         7,058,256

         Trinity Apartments
           (wholly-owned)                         13,700,000                -          13,700,000
                                                  ----------        -----------       -----------

         TOTAL                                   $24,213,680        $17,022,867       $41,236,547
                                                 ===========        ===========       ===========


(2) The aggregate cost of land for Federal income tax purposes is $4,560,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is $41,956,488. The total of the above-mentioned items is $46,516,488.





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

           ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                               DECEMBER 31, 1995

                                  (CONTINUED)


(3)      Reconciliation of real estate

                                                                       Years Ended December 31,
                                                                 ----------------------------------------
                                                                 1995               1994             1993
                                                                 ----               ----             ----
         Balance at beginning of period                      $44,152,250       $43,798,940      $47,517,243

           Improvements during the period                        508,455           507,063          372,697

           Loss on reduction of carrying value                     -                 -           (4,091,000)

           Reduction of land and building from sale
            of parking garage                                      -              (153,753)              -
                                                             -----------       -----------      -----------

         Balance at end of period                            $44,660,705       $44,152,250      $43,798,940
                                                             ===========       ===========      ===========



         Reconciliation of accumulated depreciation

                                                                       Years Ended December 31,
                                                            ---------------------------------------------
                                                                 1995               1994             1993
                                                                 ----               ----             ----
         Balance at beginning of period                     $  9,364,137      $  8,207,750     $  6,996,956

           Depreciation expense for the period                 1,248,839         1,156,387        1,210,794
                                                            ------------      ------------     ------------

         Balance at end of period                           $ 10,612,976      $  9,364,137     $  8,207,750
                                                            ============      ============     ============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         (a), (b) and (c). The Partnership has no directors, executive officers or significant employees of its own.

         (a), (b), (c), (e) and (f). The names, ages, business experience and involvement in legal proceedings of the directors and executive officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

         Seven individuals comprise the Board of Directors of NCHP. Three directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

         J. Roderick Heller, III (age 58) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in 1986 and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NHP Incorporated and NCHP and their affiliate, NHP Real Estate Corporation. Mr. Heller also serves as Chairman and Chief Executive Officer of NHP Management Company, another principal affiliate of NCHP. He had been President and Chief Executive Officer of Bristol Compressors, Inc., Bristol, Virginia, a manufacturer of air conditioning compressors, from 1982 until 1985. Prior to that, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering from 1971 until 1982, and while there, represented NCHP on legal matters from its organization in 1970. He serves on the boards of directors of Auto-Trol Technology Corporation and a number of nonprofit organizations, including the National Trust for Historic Preservation. Mr. Heller was re-elected to the Board of Directors in 1992 and continues to serve.

         Susan R. Baron (age 44) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the board of directors of Seeds of Peace and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Danny K. Davis (age 54) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 for a term to expire on October 27, 1996.

         Alan A. Diamonstein (age 64) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

         Michael R. Eisenson (age 40) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc., the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Between 1981 and 1986, Mr. Eisenson was a principal with the Boston Consulting Group. Mr. Eisenson serves on the boards of directors of Harken Energy Corporation, ImmunoGen, Inc. and Somatix Therapy Corporation, as well as a number of private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

         Tim R. Palmer (age 38) is a Managing Director of Harvard Private Capital Group, the wholly-owned subsidiary of Harvard Management Company, Inc. which manages the direct investment and private equity portfolio of the Harvard University endowment fund. Prior to joining Harvard Private Capital in 1990, Mr. Palmer was a manager of business development at The Field Corporation and an attorney with Sidley & Austin. Mr. Palmer serves on the board of directors of PriCellular Corporation, as well as on the boards of several private companies. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in June 1994, for a term to expire in 1997.

         Herbert S. Winokur, Jr. (age 52) has been the President of Winokur & Associates, Inc. and Winokur Holdings, Inc., and the Managing General Partner of Capricorn Investors, L.P. since 1987. Mr. Winokur is the Chairman of DynCorp and serves on the boards of directors of Enron Corporation, Marine Drilling Companies, Inc. and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1, above), Capricorn is entitled to elect one member of the NCHP
Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1994, for a term to expire in 1997.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below. Also listed and described are certain of the executive officers of NHP Incorporated, NCHP's parent company, and both NHP Real Estate Corporation (Realco) and NHP Management Company (NHP Management), two principal affiliates of NCHP. References below to "NHP" are intended to include NCHP and its principal affiliates, as appropriate.

         J. Roderick Heller, III (age 58). See "Directors of NCHP."

         Ann Torre Grant (age 38) has served as Executive Vice President, Chief Financial Officer and Treasurer of NHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant is a graduate of the University of Notre Dame and has a Masters of Business from Cornell University. Ms. Grant serves as a director of the Mutual Series Funds.

         Linda J. Brower (age 44) has served as Executive Vice President of NHP since March 1994 and served as Senior Vice President of NCHP from February 1992 to March 1994. Ms. Brower is responsible for asset management of the multifamily portfolio. From 1984 to 1991, Ms. Brower was Vice President and Area Director for the Orange County, California and Washington, D.C. offices of Citicorp Real Estate and was responsible for analyzing investment proposals, asset management and restructuring. She is a graduate of UCLA, holds a Masters degree in finance from the University of Texas and is a licensed real estate broker.

         Linda G. Davenport (age 46) has served as Executive Vice President of the Company since March 1994. She is primarily responsible for corporate and portfolio acquisitions. Ms. Davenport served as Executive Vice President and Chief Operating Officer of NCHP from 1990 to January 1994 and as General Counsel and Senior Vice President of the Company from 1986 to 1989. Prior to joining NCHP in 1979 as Assistant General Counsel, Ms. Davenport was employed in the Office of the General Counsel of the Federal Deposit Insurance Corporation. She is a graduate of Michigan State University and holds J.D. degree form California Western School of Law.

         Robert M. Greenfield (age 48) has served as Executive Vice President of NHP since March 1994. He joined NCHP in October 1991 as Senior Vice President. Mr. Greenfield is primarily responsible for corporate and portfolio acquisitions. From 1978 to 1984, and from 1990 to 1991, Mr. Greenfield was a consultant in corporate strategy for the Boston Consulting Group, providing analyses and recommendations to clients in the areas of corporate strategy, business development and diverstiture. From 1984 to 1991, he was a principal in Schindler Greenfield, Inc. and OCC, Inc., closely held real estate development firms. In February of 1992, Mr. Greenfield and his wife filed for protection under Chapter 7 of the United States Bankruptcy Code as a result of their inability to meet certain direct and guaranteed obligations on borrowings by or on behalf of Schindler Greenfield, Inc. and its affiliates. Mr. Greenfield graduated with honors from the University of Chicago and holds a Masters of Business Administration with honors from Harvard Business School.

         J. Robert Hiner (age 44) has served as Executive Vice President of NHP Management Co. since October 1993. He previously served as Senior Vice President of NHP Management Co. from 1991 to 1993. During 1990, Mr. Hiner served as President of Shadwell-Jefferson Property Management, Inc., a retail property management company formed to manage 71 shopping centers in the midwestern and southern United States. From 1986 to 1990, he served as President of Cardinal Apartment Management Group, Inc., which was responsible for the management of 55,000 apartment units. Mr. Hiner is a graduate of the University of Virginia and holds a Masters of Business Administration from Capital University.

         Joel F. Bonder (age 47) has served as Senior Vice President and General Counsel of the Company since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel of the Company from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies. He is a graduate of the University of Rochester and received a J.D. degree from the Washington University School of Law.

         Charles S. Wilkins, Jr. (age 45) has served as Senior Vice President of NCHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted Housing Management Association and is a director of the National Leased Housing Association, as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force. He graduated with honors from the University of North Carolina at Chapel Hill, is a Certified Property Manager and a licensed real estate broker.

         Jeffrey J. Ochs (age 38) has served as Vice President and Chief Accounting Officer of NHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc. Mr. Ochs is a CPA and has a Masters of Business Administration from Clarion University of Pennsylvania, where he also earned a B.S. in Business Administration.

         Eugene H. Goodsell (age 42) serves as Vice President and Controller of NHP Incorporated, NCHP, Realco and NHP Management. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

        (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund IV has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1995:

         (i) Administrative and reporting fees of $115,604 accrued during the year but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services. No payments were made in 1995.

         (ii) Annual partnership administration fee of $30,000 to the General Partner for its services as General Partner of the four Local Limited Partnerships. Payments of $15,000 were made in 1995. Trinity Apartments also accrued $7,500 in such fees during 1995.

         (iii) During 1995, the Local Limited Partnerships repaid to NHP $205 of accrued interest on Partner advances.

         (iv) An affiliate of the General Partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by the Local Limited Partnerships, as well as Trinity Apartments. During 1995, NHPMC and other affiliates of NCHP earned $501,645 and $205,756 for management fees and other services provided to the Local Limited Partnerships and Trinity Apartments, respectively.

         (v) In 1995, personnel working at the project sites which were managed by NHPMC were NCHP employees, and therefore the project reimbursed NCHP for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1995, were approximately $642,000 for the Local Limited Partnerships and $230,000 for Trinity Apartments.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         1133 Fifteenth Street Four Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

Item 13. Certain Relationships and Related Transactions

         The Partnership has had no material transactions or business relationships with NHP or its affiliates except as described in Items 8, 10, and 11, above.

                                    PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Documents filed as a part of this report:

              1. Financial Statements

                 The financial statements, notes, and reports listed below are included herein:


                                                                                   Page
                                                                                   ----
                          Independent Auditors' Report                               9

                          Statements of Financial Position,
                          December 31, 1995 and 1994                                10

                          Statements of Operations for the Years
                          Ended December 31, 1995, 1994 and 1993                    11

                          Statements of Partners' Equity
                          (Deficit) for the Years Ended
                          December 31, 1995, 1994 and 1993                          12

                          Statements of Cash Flows for the Years Ended
                          December 31, 1995, 1994 and 1993                          13

                          Notes to Financial Statements                             15

                          Schedule XI - Real Estate and
                          Accumulated Depreciation of Partnership and
                          Local Limited Partnerships in which NHP
                          Realty Fund IV has Invested, December 31, 1995            26


                 2.       Financial statement schedules

                          Financial statement schedules for the Registrant:

                          Schedule XI is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

                          Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b): See 3 below.

                 3.       Exhibits

                          The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein by reference:

                                                                                   Page
                                                                                   ----
                          Independent Auditors' Report                             37

                          Combined Statements of Financial
                          Position, December 31, 1995 and 1994                     38

                          Combined Statements of Operations for the Years
                          Ended December 31, 1995, 1994 and 1993                   39

                          Combined Statements of Partners'
                          (Deficit) for the Years
                          Ended December 31, 1995, 1994 and 1993                   40

                          Combined Statements of Cash
                          Flows for the Years Ended
                          December 31, 1995, 1994 and 1993                         41

                          Notes to Combined Financial Statements                   44


         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       National Housing Partnership Realty Fund IV
                       By: The National Housing Partnership, its sole general partner By: National Corporation for Housing Partnerships, its sole general partner




March 28, 1996                              /s/ J. Roderick Heller, III
--------------                              ----------------------------
Date                                        J. Roderick Heller, III
                                            Chairman, President and
                                            Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 28, 1996                              /s/ J. Roderick Heller, III
--------------                              ---------------------------
Date                                        J. Roderick Heller, III
                                            Chairman, President, Chief Executive
                                            Officer and Director




March 28, 1996                              /s/ Ann Torre Grant
--------------                              -------------------
Date                                        Ann Torre Grant
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer




March 28, 1996                              /s/ Jeffrey J. Ochs
--------------                              -------------------
Date                                        Jeffrey J. Ochs
                                            Vice President and
                                            Chief Accounting Officer

March 28, 1996                                             *
--------------                               --------------------------------
Date                                         Susan R. Baron, Director


March 28, 1996                                             *
--------------                               --------------------------------
Date                                         Michael R. Eisenson, Director


March 28, 1996                                             *
--------------                               --------------------------------
Date                                         Danny K. Davis, Director


March 28, 1996                                             *
--------------                               --------------------------------
Date                                         Tim R. Palmer, Director


March 28, 1996                                             *
--------------                               --------------------------------
Date                                         Alan A. Diamonstein, Director




March 28, 1996                                             *
--------------                               ---------------------------------
Date                                         Herbert S. Winokur, Jr., Director



         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 25 to the Partnership's Form 10-K for the fiscal years ended December 31, 1987, December 31, 1988, December 31, 1990 and December 31, 1991. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.


          *By J. Roderick Heller, III pursuant to Power of Attorney.



                         /s/ J. Roderick Heller, III

Independent Auditors' Report




To The Partners of
    National Housing Partnership Realty Fund IV
Washington, D.C.


We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 1995 and 1994, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 1995 and 1994 and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
March 19, 1996
Washington, D.C.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                         December 31,
                                                                                   ------------------------
                                                                                   1995                1994
                                                                                   ----                ----
                                           ASSETS

Cash and cash equivalents                                                      $   383,269        $   271,527

Accounts receivable, net (Note 3)                                                  147,081            115,409

Tenants' security deposits held in trust funds                                      90,459             92,426

Prepaid taxes and insurance                                                         20,331             31,660

Reserve for painting and decorating                                                 78,555             59,101

Deferred costs                                                                      20,405              -

Mortgage escrow deposits (Note 6)                                                1,124,171            909,724

Rental property, net (Notes 2 and 5)                                            20,258,964         20,757,904
                                                                                ----------        -----------

                                                                               $22,123,235        $22,237,751
                                                                               ===========        ===========

                                   LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Trade payables                                                              $   392,567        $   277,080
   Accrued real estate taxes                                                       247,775            265,202
   Due to management agent - NHPMC (Note 10)                                       169,072            190,283
   Accrued interest on mortgage notes                                               10,281             11,879
   Due to partners (Note 8)                                                        174,275            159,942
   Accrued interest on partner loans                                                14,039             11,433
                                                                             -------------        -----------

                                                                                 1,008,009            915,819

Tenants' security deposits payable                                                  91,487             91,291

Deferred income                                                                     11,043              -

Deferred acquisition notes payable (Note 7)                                      7,174,900          7,174,900

Accrued interest on deferred acquisition notes (Note 7)                          9,847,967          8,397,446

Mortgage notes payable (Note 6)                                                 10,513,680         10,834,632

Partners' deficit                                                               (6,523,851)        (5,176,337)
                                                                               -----------        -----------

                                                                               $22,123,235        $22,237,751
                                                                               ===========        ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                          Years Ended December 31,
                                                                  --------------------------------------
                                                                  1995             1994             1993
                                                                  ----             ----             ----
REVENUES:
   Rental income (Note 4)                                   $  4,665,078     $  4,481,127     $  4,265,468
   Interest income                                                55,367           30,750           19,330
   Other income                                                  258,181          365,545          120,547
                                                            ------------     ------------     ------------

                                                               4,978,626        4,877,422        4,405,345
                                                            ------------     ------------     ------------

EXPENSES:
   Administrative expenses                                       229,382          318,734          329,594
   Utilities and operating expenses                            1,786,705        1,786,239        1,425,438
   Management and other services
     from related party (Note 10)                                501,645          430,115          500,273
   Salaries and related benefits
     to related party (Note 10)                                  642,425          612,715          622,513
   Depreciation (Note 2)                                         887,747          849,225          828,519
   Taxes and insurance                                           589,032          615,298          666,932
   Financial expenses - primarily interest (Note 6)              188,182          210,830          229,931
   Interest on acquisition notes (Note 7)                      1,450,521        1,304,903        1,202,317
   Other entity expense                                            -                  667            9,609
   Annual partnership administrative fees
     to General Partner                                           30,000           30,000           30,000
   Loss on sale of parking garage                                  -              181,213            -
                                                            ------------     ------------     ------------

                                                               6,305,639        6,339,939        5,845,126
                                                            ------------     ------------     ------------

NET LOSS                                                     $(1,327,013)     $(1,462,517)     $(1,439,781)
                                                            ============      ===========      ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT



                                                   National
                                                   Housing                     The
                                                 Partnership                 National
                                                 Realty Fund                 Housing
                                                      IV                   Partnership            Total
                                                ------------                ---------          -----------
Deficit at January 1, 1993                       $(2,100,572)               $ (82,958)         $(2,183,530)

   Distributions                                     (44,297)                    (447)             (44,744)

   Net loss                                       (1,425,383)                 (14,398)          (1,439,781)
                                                 -----------                ---------           ----------

Deficit at December 31, 1993                      (3,570,252)                 (97,803)          (3,668,055)

   Distributions                                     (45,307)                    (458)             (45,765)

   Net loss                                       (1,447,892)                 (14,625)          (1,462,517)
                                                 -----------                ---------           ----------

Deficit at December 31, 1994                     $(5,063,451)               $(112,886)         $(5,176,337)

   Distributions                                     (20,296)                    (205)             (20,501)

   Net loss                                       (1,313,743)                 (13,270)          (1,327,013)
                                                 -----------                ---------           ----------

Deficit at December 31, 1995                     $(6,397,490)               $(126,361)         $(6,523,851)
                                                 ===========                =========          ===========

Percentage interest at
  December 31, 1993, 1994 and 1995                   (A)                      (B)
                                                 ===========                =========


(A)      Holds a 99% limited partnership interest in four Local Limited
         Partnerships.

(B)      Holds a 1% general partnership interest in four Local Limited
         Partnerships.






                 See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                            Years Ended December 31,
                                                              -------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Rental receipts                                           $4,596,918      $ 4,448,945       $4,093,783
    Interest receipts                                             55,768           28,853           19,546
    Other receipts                                               310,478          322,477          113,126
    Administrative expenses paid                                (243,969)        (216,562)        (177,776)
    Administrative salaries paid                                (319,584)        (283,622)        (274,977)
    Management fees paid to related party                       (382,452)        (326,721)        (295,667)
    Computer and accounting fees paid                            (46,327)         (46,327)         (46,327)
    Utilities paid                                              (775,058)        (786,751)        (696,693)
    Operating and maintenance expenses paid                     (915,996)      (1,058,130)        (852,445)
    Operating and maintenance payroll paid                      (322,841)        (329,093)        (333,842)
    Real estate taxes paid                                      (321,803)        (388,960)        (398,641)
    Payroll taxes paid                                           (62,884)         (56,392)         (62,683)
    Miscellaneous taxes paid                                      (9,526)          (7,934)         (13,602)
    Property insurance paid                                     (109,621)         (79,096)         (87,743)
    Miscellaneous insurance paid                                (101,782)         (97,494)         (85,696)
    Interest on mortgage notes paid                             (133,050)        (154,454)        (174,274)
    Mortgage insurance premium paid                              (53,176)         (54,782)         (56,189)
    Miscellaneous financial expenses paid                           (106)            (177)            (177)
    Payment of annual partnership administrative fees
     to General Partner in lieu of distributions                 (15,000)         (22,500)            -
    Payment of interest on partner loans                            (205)            -                -
                                                           -------------      ------------      -----------

     Net cash provided by rental operating activities          1,149,784          891,280          669,723

    Decrease (increase) in tenants' security deposits
     held in trust fund                                            1,967           (1,133)          (3,130)

    Increase in tenants' security deposits payable                   196            3,388            4,587
                                                              ----------      -----------       ----------

     Net cash provided by operating activities                 1,151,947          893,535          671,180
                                                              ----------      -----------       ----------





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                       Years Ended December 31,
                                                              ------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                         $(358,346)       $(458,522)       $(194,391)
   Payments to mortgage escrow deposits                         (896,472)        (764,505)        (871,055)
   Disbursements from mortgage escrow deposits                   717,820          801,453          829,139
   Interest earned on mortgage escrow deposits                   (35,795)         (21,495)         (15,115)
   Interest withdrawn from mortgage escrow deposits                -                -                1,631
   Payments to reserve for painting and decorating               (18,000)         (18,000)         (18,000)
   Interest earned on reserve for painting and decorating         (1,454)            (942)            (758)
   Payment of deferred costs                                     (20,405)            -                -
   (Increase) decrease in due from mortgagee                     (85,433)          (4,413)           4,978
                                                               ---------        ---------        ---------

   Net cash used in investing activities                        (698,085)        (466,424)        (263,571)
                                                               ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                     (20,501)         (45,765)         (44,744)
   Payments of principal on mortgage notes                      (320,952)        (336,745)        (277,007)
   Repayment of loans from partners                                 (667)            -              (7,500)
                                                               ---------        ---------        ---------

   Net cash used in financing activities                        (342,120)        (382,510)        (329,251)
                                                               ---------        ---------        ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    111,742           44,601           78,358

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              271,527          226,926          148,568
                                                               ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 383,269        $ 271,527        $ 226,926
                                                               =========        =========        =========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                                                       Years Ended December 31,
                                                                ----------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                  $(1,327,013)     $(1,462,517)     $(1,439,781)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation                                              887,747          849,226          828,519
       Mortgagor entity expenses                               1,483,332        1,519,007        1,241,926
       Decrease (increase) in receivable from tenants, net         4,642           (2,295)          (2,093)
       Decrease (increase) in receivable for FHA subsidy           6,143           75,356          (72,225)
       Decrease (increase) in insurance proceeds receivable        -                -               14,240
       Decrease (increase) in interest receivable                    976           (1,100)           1,000
       Decrease in prepaid property insurance                     11,329            4,955           31,267
       Decrease in prepaid mortgage insurance                      -                   27              109
       Increase (decrease) in trade payables                      87,859          (19,742)         (12,091)
       (Decrease) increase in accrued wages and payroll
         taxes                                                     -              (19,378)          38,356
       Decrease in accrued interest on mortgage note              (1,598)          (1,723)          (1,602)
       Decrease in accrued real estate taxes                     (17,427)         (40,598)         (12,700)
       (Decrease) increase in management fee payable             (21,211)          54,562           54,798
       Payment of annual partnership administrative fees
         to General Partner in lieu of distributions             (15,000)         (22,500)            -
       Payment of interest on partner loans                         (205)           -                 -
       Increase in deferred income                                 8,210            -                 -
       Decrease (increase) in tenants' security deposits
         held in trust funds                                       1,967           (1,133)          (3,130)
       Decrease (increase) in other receivable                    42,000          (42,000)            -
       Increase in tenants' security deposits payable                196            3,388            4,587
                                                             -----------      -----------      -----------

Total adjustments                                              2,478,960        2,356,052        2,110,961
                                                             -----------      -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 1,151,947      $   893,535      $   671,180
                                                             ===========      ===========      ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS



1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund IV (the Partnership) is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) existing multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On February 21, 1986, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

         During 1986, the Partnership acquired 99% Limited Partnership interests in four limited partnerships (the Local Limited Partnerships) which were organized in 1986 to acquire and operate existing rental housing projects. The rental housing projects were originally organized under Sections 236 or 221(d)(3) of the National Housing Act. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

         Basis of Combination

         The combined financial statements include the accounts of the following four Local Limited Partnerships in which the Partnership holds a limited partnership interest:

         Capital Park Limited Partnership
         Kennedy Homes Limited Partnership
         Loring Towers Apartments Limited Partnership
         Royal Towers Limited Partnership

         Significant Accounting Policies

         The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




2.       CHANGE IN ESTIMATE

         Depreciation of the buildings has been computed using the straight-line method, assuming a 50-year life from the date of initial occupancy after construction or substantial rehabilitation of the building. Depreciation of the buildings in 1992 was computed using the straight-line method, assuming a 30-year life and a 30% salvage value. This change in the estimate of the life and salvage value of the buildings increased the combined net loss of the four local limited partnerships by $133,419 during 1993.

3.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                               December 31,
                                                       --------------------------
                                                         1995               1994
                                                         ----               ----
      Due from tenants                                 $ 31,406           $ 25,729
      FHA                                                12,506             18,649
      Interest                                            3,524              4,500
      Other                                               -                 42,000
      Due from mortgagee                                124,016             38,583
                                                       --------            -------

                                                        171,452            129,461

      Less allowance for doubtful accounts              (24,371)           (14,052)
                                                       --------            -------

      Net accounts receivable                          $147,081           $115,409
                                                       ========           ========


4.       HOUSING ASSISTANCE AGREEMENTS

         The Federal Housing Administration (FHA) has contracted with the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates over the next ten years. Each Local Limited Partnership has an agreement in effect for 1996. Capital Park and Royal Towers
Section 8 subsidy contracts covering 127 and 88 units, respectively, are scheduled to expire in June 1996. Additionally, Royal Towers has another contract for 22 units scheduled to expire in September, 1996. In January 1996, President Clinton signed into law H.R. 2880. This legislation includes a provision that requires HUD to provide a one-year renewal for Section 8 contracts scheduled to expire during the first nine months of 1996. All other
Section 8 contracts are scheduled to expire between 1997 and 2008. The Local Limited Partnerships received a total of $3,407,079, $3,275,260 and $3,048,956 during 1995, 1994 and 1993, respectively, in the form of housing assistance payments which is included in "Rental Income" in the combined statements of operations.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




5.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                               December 31,
                                                                ---------------------------------------
                                                                      1995                     1994
                                                                      ----                     ----
                 Land                                            $   756,247              $   756,247
                 Buildings and improvements                       23,630,653               23,630,653
                 Furniture and equipment                           2,555,952                2,167,145
                                                                 -----------              -----------

                                                                  26,942,852               26,554,045

                 Less accumulated depreciation                    (6,683,888)              (5,796,141)
                                                                 -----------              -----------

                 Rental property, net                            $20,258,964              $20,757,904
                                                                 ===========              ===========


6.       MORTGAGE NOTES PAYABLE

         The mortgage notes payable are insured by FHA and secured by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 6% to 8.5% per annum. FHA, under an interest reduction contract with the three Section 236 properties, makes subsidy payments directly to the mortgage lender reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year terms of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lenders.

         Under agreements with the mortgage lenders and FHA, the Local Limited Partnerships are required to make monthly escrow deposits for taxes, insurance and a reserve for the replacement of project assets, and are subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

         Approximate maturities of mortgage notes payable for the next five years are as follows:

                                           1996    $346,000
                                           1997    $372,000
                                           1998    $400,000
                                           1999    $431,000
                                           2000    $464,000

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




7.       DEFERRED ACQUISITION NOTES PAYABLE

         The deferred acquisition notes bear interest at the rate of 9% per annum, compounded semi-annually. These notes are nonrecourse and are collateralized by partnership interests in all Local Limited Partnerships. Neither principal nor interest are payable currently; all principal and accrued interest are payable upon the earlier of the sale, transfer, or refinancing of the project or 2001. The notes may be prepaid in whole or in part at any time without penalty.

8.       DUE TO PARTNERS

         Annual partnership administration fees of $30,000 were accrued for 1995, 1994 and 1993. The Local Limited Partnerships paid $15,000, $22,500 and $7,500 in such fees during 1995, 1994 and 1993, respectively. These fees are payable to NHP without interest from surplus cash available for distribution to partners. The accumulated fees owed to NHP were $161,875 and $146,875 at December 31, 1995 and 1994, respectively.

         As of December 31, 1994, the Limited Partner, National Housing Partnership Realty Fund IV, had advanced $12,000 to a Local Limited Partnership to help defray operating deficits subsequent to NHP's guarantee period and $400 to two Local Limited Partnerships to fund partnership entity expenses. Interest is charged at the rate of prime plus 2%. The advance and interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

9.       FEDERAL AND STATE INCOME TAXES

         The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

         For Federal income tax purposes, the Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statements purposes, depreciation is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes, while for financial statement purposes it is shown as a liability. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




         A reconciliation follows:

                                                                       Years Ended December 31,
                                                             -------------------------------------------
                                                                 1995             1994              1993
                                                                 ----             ----              ----
  Net loss per combined financial
    statements                                              $(1,327,013)     $(1,462,516)     $(1,439,781)
  Depreciation                                                 (357,534)        (381,541)        (485,256)

  Other                                                         (95,355)         (96,308)           8,209
                                                            -----------      -----------      -----------

  Loss per tax returns                                      $(1,779,902)     $(1,940,365)     $(1,916,828)
                                                            ===========      ===========      ===========


10.      RELATED PARTY TRANSACTIONS

         The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP. NHP is the sole general partner of the Local Limited Partnerships. An affiliate of the general partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by the Local Limited Partnerships. During 1995, 1994 and 1993, NHPMC and other affiliates of NCHP earned $501,645, $430,115 and $500,273, respectively, for management fees and other services provided to the Local Limited Partnerships. As of December 31, 1995 and 1994, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $169,072 and $190,283, respectively.

         Personnel working at the project sites which are managed by NHPMC are NCHP employees, and therefore the projects reimburse NCHP for the actual salaries and related benefits. At December 31, 1994, trade payables include $31,080 due to NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1995, 1994 and 1993 were approximately $642,000, $613,000 and $623,000, respectively.

11.      NON-CASH INVESTING ACTIVITIES

         At December 31, 1995, three of the Local Limited Partnerships had purchased $47,017 in additions to rental property and at December 31, 1994, three Local Limited Partnership had purchased $16,556 of additions to rental property which are included in trade payables.

12.      FUTURE OPERATIONS AND CASH FLOWS

         One Local Limited Partnership, Royal Towers, has a significant amount of payables and only limited resources with which to pay such items. These issues raise substantial doubt about the Royal Towers Limited Partnership's ability to continue as a going concern. Royal Towers continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional fundings from partners if positive cash flows are not maintained. NHP's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)





         The total assets, deficit, revenues and net loss of Royal Towers represent 23%, 35%, 24% and 20% of the applicable amounts included in the accompanying combined financial statements as of December 31, 1995 and for the year then ended.

13.      DRUG ELIMINATION GRANT PROGRAM

         Two Local Limited Partnerships have entered into a grant agreement with HUD under the Drug Elimination Grant Program (the "Program") to assist in the elimination of illegal drugs and the associated crime at the properties. The grant agreements are dated August 1993 and July 1994, and the amounts awarded are $175,000 and $164,387, respectively. During 1995, one of the Local Limited Partnerships received $156,034 for costs incurred under the program, of which $35,167 is included in miscellaneous operating expenses and $120,867 has been capitalized in rental property. During 1994, one of the Local Limited Partnerships received $174,993 for costs incurred under the program, of which $385 is included in miscellaneous operating expenses and $174,608 has been capitalized in rental property.

14.      SALE OF PARKING GARAGE

         During 1994, one of the Local Limited Partnerships sold the project's parking garage for $6,000 resulting in a net loss on sale of $181,213.

         HUD approved this partial release of collateral based on the estimated high costs to repair or demolish the structure. The parking garage had been closed for public safety since 1992. As a condition of sale, certain easements have been granted to the Partnership to use or access equipment, storage areas and entrances in the same manner as before the sale.

15.      LOSS ON REDUCTION OF CARRYING VALUE OF RENTAL PROPERTY

         For operating real estate property, generally accepted accounting principles (GAAP) require that the Local Limited Partnership evaluate whether it is probable that the estimated undiscounted future cash flows of each of its properties, plus the cash projected to be received upon an assumed sale of the property (Net Realizable Value) is less than the net carrying value of the property. If such a shortfall exists, is material, and is deemed to be other than temporary in nature, then a write-down of the shortfall would be warranted. The Local Limited Partnership performs such evaluations on an ongoing basis. No adjustment was required to any of the Local Limited Partnerships' properties as a result of this evaluation.

         Additionally, regardless of whether a write-down of an individual property has been recorded or not, the carrying value of each of these properties may still exceed their fair market value as of December 31, 1995. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ending December 31, 1996 will require an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Local Limited

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                  (CONTINUED)




Partnerships have not estimated the effect of implementing the Statement. Adoption of the Statement for the year ending December 31, 1996 could require that an impairment loss be recognized which could have a significant impact (noncash) on the results of operations and financial position of the Local Limited Partnerships.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The mortgage notes payable are insured by the FHA and are secured by the rental property. The operations generated by the rental property are subject to various government rules, regulations and restrictions which make it impracticable to obtain the information to estimate the fair value of the mortgage note and the partner loans and related accrued interest. For the deferred acquisition notes and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.