Form 10-Q
period 1996-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1996-05-13
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Yes   X          No
   ------           ------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                                          March 31,           December 31,
                                                                                            1996                   1995
                                                                                      ----------------      ----------------
                                                                ASSETS
                                                                ------
           Cash and cash equivalents                                                     $    44,082           $    35,568
           Prepaid insurance and tenant security deposits                                    143,065                83,404
           Real estate tax escrow                                                            163,555               546,236
           Reserve for insurance premiums                                                     16,670                42,583
           Investments in and advances to Local Limited
             Partnerships (Note 2)                                                               -                     -
           Land                                                                            3,650,000             3,650,000
           Building and improvements - less accumulated
             depreciation of $4,009,309 and $3,929,088                                    10,098,446            10,138,765
           Deferred finance costs                                                            105,712                 -
                                                                                         -----------            ----------

                                                                                         $14,221,530           $14,496,556
                                                                                         ===========            ==========

                                                  LIABILITIES AND PARTNERS' DEFICIT
                                                  ---------------------------------
           Liabilities -
             Accounts payable and accrued expenses from rental
               operations                                                                $   634,321           $   950,835
             Administrative and reporting fees payable to General
               Partner (Note 3)                                                            1,020,059               991,158
             Due to General Partner (Note 3)                                               1,926,486             1,255,901
             Accrued interest on Due to General Partner (Note 3)                           1,250,679             1,183,574
             Other accrued expenses                                                                                 41,710
             Mortgage note payable                                                            51,710            13,700,000
                                                                                                                ----------
                                                                                          13,140,000
                                                                                         -----------

                                                                                          18,023,255            18,123,178
                                                                                         -----------            ----------
           Partners' deficit -
             General Partner -- The National Housing
               Partnership (NHP)                                                            (167,711)             (165,960)
             Original Limited Partner --
               1133 Fifteenth Street Four Associates                                        (172,611)             (170,860)
             Other Limited Partners -- 15,414 investment units                            (3,461,403)           (3,289,802)
                                                                                         -----------            ----------

                                                                                          (3,801,725)           (3,626,622)
                                                                                         -----------            ----------

                                                                                         $14,221,530           $14,496,556
                                                                                         ===========            ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                     1996              1995
                                                                                -------------     --------------
     RENTAL REVENUES                                                            $ 826,902             $ 775,852
                                                                                 --------              --------


     RENTAL EXPENSES:
        Interest                                                                  304,152               310,776
        Renting and administrative                                                 99,269                98,751
        Operating and maintenance                                                 179,418               181,564
        Depreciation and amortization                                              81,710                89,484
        Taxes and insurance                                                       222,501               258,007
                                                                                 --------              --------



                                                                                  887,050               938,582
                                                                                 --------              --------


     LOSS FROM RENTAL OPERATIONS                                                  (60,148)             (162,730)
                                                                                 --------              --------


     COSTS AND EXPENSES:
        Interest on due to General Partner (Note 3)                                67,105                58,648
        Administrative and reporting fees to General Partner
          (Note 3)                                                                 28,901                28,901
        Other operating expenses                                                   19,886                13,514
                                                                                 --------             ---------


                                                                                  115,892               101,063
                                                                                 --------              --------


     OTHER REVENUES:
        Interest income                                                               937                   423
                                                                                 --------               -------



     NET LOSS                                                                   $(175,103)            $(263,370)
                                                                                 ========              ========


     NET LOSS ASSIGNABLE TO LIMITED PARTNERS                                    $(171,601)            $(258,102)
                                                                                 ========              ========


     NET LOSS PER LIMITED PARTNERSHIP INTEREST                                  $     (11)            $     (17)
                                                                                 ========              ========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                           The National          1133
                                                             Housing           Fifteenth          Other
                                                           Partnership        Street Four         Limited
                                                             (NHP)             Associates        Partners            Total
                                                        ---------------        ----------        --------            -----
        Deficit at January 1, 1996                           $(165,960)        $(170,860)       $(3,289,802)      $(3,626,622)

        Net loss -- three months ended
          March 31, 1996                                        (1,751)           (1,751)          (171,601)         (175,103)
                                                              --------          --------         ----------        ----------

        Deficit at March 31, 1996                            $(167,711)        $(172,611)       $(3,461,403)      $(3,801,725)
                                                              ========          ========         ==========        ==========

        Percentage interest at
          March 31, 1996                                             1%                1%                98%              100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                                1996              1995
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                                          $ 799,535          $ 748,721
   Interest received                                                               937                423
   Other income                                                                 27,974             17,619
   Operating expenses paid, including rental expenses                         (880,933)          (925,937)
   Mortgage interest paid                                                     (307,691)          (300,277)
                                                                             ---------          ---------

     Net cash used in operating activities                                    (360,178)          (459,451)
                                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (39,902)           (35,709)
   Deposits to real estate tax escrow                                         (242,400)          (144,020)
   Withdrawals from real estate tax escrow                                     625,081            593,124
   Deposits to reserve for insurance premiums                                   (8,311)            (8,130)
   Withdrawals from reserve for insurance premiums                              34,224             30,038
                                                                             ---------          ---------

   Net cash provided by investing activities                                   368,692            435,303
                                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from General Partner                                                    -                 15,714
                                                                             ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                    8,514             (8,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                        35,568             14,317
                                                                             ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  44,082          $   5,883
                                                                             =========          =========

SUPPLEMENTAL INFORMATION
   Loan from General Partner for reduction of mortgage
     principal and refinancing costs                                         $ 667,201          $   -
                                                                             =========          =========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)






                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                                1996              1995
                                                                                ----              ----
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                                                      $(175,103)        $(263,370)
                                                                               --------          --------

Adjustments to reconcile net loss to net cash used in
  operating activities -
   Depreciation                                                                  80,221            78,462
   Amortization                                                                   1,489            11,022
   Mortgagor entity expenses                                                      1,509              -
   Increase in prepaid insurance, utility, and tenant
     security deposits                                                          (59,661)          (62,706)
   Decrease in accounts payable and accrued expenses
     from rental operations                                                    (316,514)         (305,294)
   Increase in administrative and reporting fees payable
     to General Partner                                                          28,901            28,901
   Increase in due to General Partner                                             1,875             1,875
   Increase in accrued interest on due to General Partner                        67,105            58,648
   Increase (decrease) in other accrued expenses                                 10,000            (6,989)
                                                                               --------          --------

     Total adjustments                                                         (185,075)         (196,081)
                                                                               --------          --------

Net cash used in operating activities                                         $(360,178)        $(459,451)
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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in NHP Realty Fund IV's Annual Report filed in Form 10-K for the year ended December 31, 1995.


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1996 and December 31, 1995 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $458,725 and $359,352 of losses from Local Limited Partnerships during the three months ended March 31, 1996 and 1995, respectively. As of March 31, 1996 and December 31, 1995, the Partnership had not recognized $6,709,639 and $6,250,914, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1996 and 1995. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of March 31, 1996.

         The following are combined statements of operations for the three months ended March 31, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




                       COMBINED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                             March 31,
                                                               ------------------------------------
                                                                     1996                 1995
                                                               --------------       ---------------
        Rental income                                           $1,132,814               $1,143,135
        Other income                                                23,205                   17,037
                                                                ----------               ----------


            Total income                                         1,156,019                1,160,172
                                                                ----------               ----------



        Operating expenses                                         819,305                  724,780
        Interest, taxes and insurance                              575,622                  585,904
        Depreciation                                               224,451                  212,470
                                                                ----------               ----------


            Total expenses                                       1,619,378                1,523,154
                                                                ----------               ----------


        Net loss                                                $ (463,359)              $ (362,982)
                                                                ==========               ==========


        National Housing Partnership Realty Fund IV
          share of losses                                       $ (458,725)              $ (359,352)
                                                                ==========               ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the three month periods ended March 31, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $28,901 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the three months ended March 31, 1996 and 1995. The amount due the General Partner by the Partnership was $1,020,059 and $991,158 at March 31, 1996 and December 31, 1995,
         respectively.

         During the three months ended March 31, 1996, the General Partner made a payment on behalf of Trinity Apartments to General Electric Capital Corporation (GECC) of $667,201 as a condition of a new mortgage modification agreement, effective March 15, 1996. In addition, the General Partner paid entity expenses of $1,509 on behalf of Trinity Apartments. During the three months ended March 31, 1995, the General Partner made working capital advances of $15,714 to the Partnership. No repayments of working capital advances were made during the three months ended March 31, 1996 and 1995. The amount

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS




         owed to the General Partner at March 31, 1996 and December 31, 1995, was $1,917,111 and $1,248,401, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,250,679 and $1,183,574 at March 31, 1996 and December 31, 1995, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $1,875 were accrued on behalf of Trinity Apartments during the three months ended March 31, 1996 and 1995. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the three months ended March 31, 1996 and 1995. The balance owed to the General Partner for these fees was $9,375 and $7,500 at March 31, 1996 and December 31, 1995, respectively, and is included in Due to General Partner.

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

Net cash used in operations for the three months ended March 31, 1996 was $360,178 as compared to $459,451 for the three months ended March 31, 1995. The decrease to cash used in operations resulted primarily from a decrease in operating expenses paid and an increase in rent collections.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,400 as of March 31, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1996, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no distributions during the three months ended March 31, 1996 and 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $44,082 at March 31, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1996, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of March 31, 1996, the Partnership owes the General Partner $1,020,059 for administrative and reporting services performed. During the three months ended March 31, 1996, the General Partner made a payment on behalf of Trinity Apartments of $667,201 as a condition of a new mortgage modification agreement effective March 15, 1996. As of March 31, 1996, the Partnership owes the General Partner

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       (A MARYLAND LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS





$1,926,486 plus accrued interest of $1,250,679. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. NHP will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

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

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at March 31, 1996, and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

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

The Partnership's net loss decreased to $175,103 for the three months ended March 31, 1996 from a net loss of $263,370 for the three months ended March 31, 1995. Net loss per unit of limited partnership interest decreased from $17 to $11 for the 15,414 units outstanding throughout both periods. The primary reasons for the decrease in net loss is the decrease in loss from rental operations at Trinity Apartments, which was primarily due to an increase in rental income and a decrease in real estate tax expense. The Partnership did not recognize $458,725 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 1996, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $99,373 between periods, primarily due to a increase in operating expenses.

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



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       -------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



May 13, 1996           By:                         /s/
- ------------                   ------------------------------------------------
                               Jeffrey J. Ochs
                               As Vice President, Finance and Accounting,
                               and Chief Accounting Officer