Form 10-Q
period 1996-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1996-08-05
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


                               8065 LEESBURG PIKE
                                   SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (703) 394-2400
              (Registrant's telephone number, including area code)

                             1225 EYE STREET, N.W.
                            WASHINGTON, D.C.  20005
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No
    ----------      ----------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION

                                                                                       June 30,         December 31,
                                                                                         1996               1995
                                                                                  ------------------ -----------------
                                                                ASSETS
                                                                ------


              Cash and cash equivalents                                             $      47,526       $     35,568
              Prepaid insurance and tenant security deposits                              128,156             83,404
              Real estate tax escrow                                                      355,255            546,236
              Reserve for insurance premiums                                               27,214             42,583
              Investments in and advances to Local Limited
                Partnerships (Note 2)                                                        -                  -
              Land                                                                      3,650,000          3,650,000
              Building and improvements - less accumulated
                depreciation of $4,109,633 and $3,929,088                              10,058,420         10,138,765
              Deferred finance costs                                                       96,778              -
                                                                                    -------------       ------------

                                                                                    $  14,363,349       $ 14,496,556
                                                                                    =============       ============

                                                  LIABILITIES AND PARTNERS' DEFICIT
                                                  ---------------------------------

              Liabilities -
                Accounts payable and accrued expenses from rental
                  operations                                                        $     604,768       $    950,835
                Administrative and reporting fees payable to General
                  Partner (Note 3)                                                      1,048,960            991,158
                Due to General Partner (Note 3)                                         1,929,477          1,255,901
                Accrued interest on Due to General Partner (Note 3)                     1,333,470          1,183,574
                Other accrued expenses                                                     22,000             41,710
                Mortgage note payable                                                  13,140,000         13,700,000
                                                                                    -------------       ------------

                                                                                       18,078,675         18,123,178
                                                                                    -------------       ------------
              Partners' deficit -
                General Partner -- The National Housing
                  Partnership (NHP)                                                      (166,847)          (165,960)
                Original Limited Partner --
                  1133 Fifteenth Street Four Associates                                  (171,747)          (170,860)
                Other Limited Partners -- 15,414 investment units                      (3,376,732)        (3,289,802)
                                                                                    -------------       ------------

                                                                                       (3,715,326)        (3,626,622)
                                                                                    -------------       ------------

                                                                                    $  14,363,349       $ 14,496,556
                                                                                    =============       ============





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                           June 30,
                                             ----------------------------       ----------------------------
                                                  1996            1995               1996             1995
                                                  ----            ----               ----             ----
 RENTAL REVENUES                                $831,846       $ 793,034          $1,658,748       $1,568,886
                                                --------       ---------          ----------        ---------


 RENTAL EXPENSES:
    Interest                                     286,732         339,848             590,884          650,624
    Renting and administrative                   110,950          93,616             210,219          192,367
    Operating and maintenance                    151,134         141,510             330,552          323,074
    Depreciation and amortization                109,258          89,484             190,968          178,968
    Taxes and insurance                           27,972         207,336             250,473          465,343
                                                 -------        --------          ----------       ----------

                                                 686,046         871,794           1,573,096        1,810,376
                                                 -------        --------           ---------        ---------
 PROFIT (LOSS) FROM RENTAL
  OPERATIONS                                     145,800         (78,760)             85,652         (241,490)
                                                --------       ---------          ----------         --------
 COSTS AND EXPENSES:
    Interest on due to General Partner
      (Note 3)                                    82,791          62,380             149,896          121,028
    Administrative and reporting fees
      to General Partner (Note 3)                 28,901          28,901              57,802           57,802
    Other operating expenses                      12,277          15,120              32,163           28,634
                                                --------       ---------          ----------       ----------

                                                 123,969         106,401             239,861          207,464
                                                --------       ---------          ----------       ----------
 OTHER REVENUES:
    Distributions received in excess of
      investment in and advances to
      Local Limited Partnerships                  63,756           -                  63,756            -
    Interest income                                  812             350               1,749              773
                                                --------       ---------          ----------       ----------

                                                  64,568             350              65,505              773
                                                --------       ---------          ----------       ----------

 NET PROFIT (LOSS)                              $ 86,399       $(184,811)         $  (88,704)      $ (448,181)
                                                ========       =========          ==========       ==========

 NET PROFIT (LOSS) ASSIGNABLE
  TO LIMITED PARTNERS                           $ 84,671       $(181,115)         $  (86,930)      $ (439,217)
                                                ========       =========          ==========       ==========
 NET PROFIT (LOSS) PER LIMITED
  PARTNERSHIP INTEREST                          $      5       $     (12)         $       (6)      $      (28)
                                                ========       =========           =========       ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT


                                                         The National      1133
                                                           Housing       Fifteenth         Other
                                                          Partnership    Street Four      Limited
                                                             (NHP)       Associates       Partners        Total
                                                       ---------------  ----------       ---------        -----
            Deficit at January 1, 1996                    $(165,960)     $(170,860)       $(3,289,802)     $(3,626,622)
            Net loss -- six months ended
              June 30, 1996                                    (887)          (887)           (86,930)         (88,704)
                                                          ---------      ---------        -----------      -----------

            Deficit at June 30, 1996                      $(166,847)     $(171,747)       $(3,376,732)     $(3,715,326)
                                                          =========      =========        ===========      ===========

            Percentage interest at
              June 30, 1996                                       1%             1%                98%            100%
                                                          =========      ==========       ============     ===========
                                                                 (A)             (B)               (C)

 (A) General Partner
 (B) Original Limited Partner
 (C) Consists of 15,414 investments units of 0.006358% held by 1,289 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS


                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                          ----------------------------
                                                                                     1996                             1995
                                                                                     ----                             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Rent collections                                                                $ 1,598,523                   $ 1,539,281
     Distributions received in excess of investment in Local
     Limited Partnerships                                                                 63,756                            -
     Interest received                                                                     1,749                           773
     Other income                                                                         56,327                        38,008
     Operating expenses paid, including rental expenses                               (1,213,031)                   (1,265,552)
     Mortgage interest paid                                                             (601,516)                     (643,097)
                                                                                       ----------                  -----------
 Net cash used in operating activities                                                   (94,192)                     (330,587)
                                                                                       ----------                  -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (100,200)                      (65,741)
     Deposits to real estate tax escrow                                                 (434,100)                     (291,770)
     Withdrawals from real estate tax escrow                                             625,081                       593,124
     Deposits to reserve for insurance premiums                                          (18,855)                      (16,260)
     Withdrawals from reserve for insurance premiums                                      34,224                        69,224
                                                                                       ----------                  -----------

     Net cash used in investing activities                                               106,150                       288,577
                                                                                       ----------                  -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from General Partner                                                                -                        34,220
                                                                                       ----------                  -----------
 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                            11,958                        (7,790)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                                 35,568                        14,317
                                                                                       ----------                  -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    47,526                   $     6,527
                                                                                       ==========                  ===========

 SUPPLEMENTAL INFORMATION
     Loan from General Partner for reduction of mortgage principal
      and refinancing costs                                                          $   667,201                   $         -
                                                                                       ==========                  ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -------------------------------
                                                                                          1996                 1995
                                                                                          ----                 ----
 RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES:

 Net loss                                                                                $     (88,704)    $  (448,181)
                                                                                         -------------     -----------
 Adjustments to reconcile net loss to net cash used in operating activities -
     Depreciation                                                                              180,545         156,925
     Amortization of deferred finance costs                                                     10,423          22,043
     Mortgagor entity expenses                                                                   2,625           -
     Increase in prepaid insurance, utility and tenant security deposits                       (44,752)        (50,001)
     Decrease in accounts payable and accrued expenses from
      rental operations                                                                       (346,067)       (178,328)
     Increase in administrative and reporting fees payable to
      General Partner                                                                           57,802          57,802
     Increase in due to General Partner                                                          3,750           3,750
     Increase in accrued interest on due to General Partner                                    149,896         121,028
     Decrease in other accrued expenses                                                        (19,710)        (15,625)
                                                                                         -------------     -----------
        Total adjustments                                                                       (5,488)        117,594
                                                                                         -------------     -----------
 Net cash used in operating activities                                                   $     (94,192)    $  (330,587)
                                                                                         =============     ===========





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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1996 and December 31, 1995 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $879,344 and $709,156 of losses from Local Limited Partnerships during the six months ended June 30, 1996 and 1995, respectively. As of June 30, 1996 and December 31, 1995, the Partnership had not recognized $7,130,258 and $6,250,914, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1996 and 1995. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of June 30, 1996.

         The following are combined statements of operations for the three months and six months ended June 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS

                                      Three Months Ended                     Six Months Ended
                                             June 30,                              June 30,
                              -------------------------------------  --------------------------------------
                                     1996               1995               1996               1995
                                     ----               ----               ----               ----
 Rental income                   $1,187,139         $ 1,160,664         $2,319,953          $2,303,799
 Other income                        30,152             102,336             53,357             119,373
                                 ----------         -----------        -----------         -----------


    Total income                  1,217,291           1,263,000          2,373,310           2,423,172
                                  ---------           ---------          ---------           ---------


 Operating expenses                 800,009             865,758          1,619,314           1,590,538
 Interest, taxes and
  insurance                         571,333             536,762          1,146,955           1,122,666
 Depreciation                       270,816             213,817            495,267             426,287
                                 ----------          ----------         ----------          ----------



    Total expenses                1,642,158           1,616,337          3,261,536           3,139,491
                                  ---------           ---------          ---------           ---------


 Net loss                        $ (424,867)         $ (353,337)        $ (888,226)         $ (716,319)
                                 ==========          ==========         ==========          ==========


 National Housing
  Partnership Realty
  Fund IV share of
   losses                        $ (420,619)         $ (349,804)        $ (879,344)         $ (709,156)
                                 ==========          ==========         ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the six month periods ended June 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $57,802 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the six months ended June 30, 1996 and 1995. The amount due the General Partner by the Partnership was $1,048,960 and $991,158 at June 30, 1996 and December 31, 1995,
         respectively.

         During the six months ended June 30, 1996, the General Partner made a payment on behalf of Trinity Apartments to General Electric Capital Corporation (GECC) of $667,201 as a condition of a new mortgage modification agreement, effective March 15, 1996. In addition, the General Partner paid entity expenses of $2,625 on behalf of Trinity Apartments. During the six months ended June 30, 1995, the General Partner made working

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         capital advances of $34,220 to the Partnership. No repayments of working capital advances were made during the six months ended June 30, 1996 and 1995. The amount owed to the General Partner at June 30, 1996 and December 31, 1995, was $1,918,227 and $1,248,401,
         respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,333,470 and $1,183,574 at June 30, 1996 and December 31, 1995,
         respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $3,750 were accrued on behalf of Trinity Apartments during the six months ended June 30, 1996 and 1995. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the six months ended June 30, 1996 and 1995. The balance owed to the General Partner for these fees was $11,250 and $7,500 at June 30, 1996 and December 31, 1995, respectively, and is included in Due to General Partner.

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

Net cash used in operations for the six months ended June 30, 1996 was $94,192 as compared to $330,587 for the six months ended June 30, 1995. The decrease to cash used in operations resulted primarily from a decrease in operating expenses and mortgage interest paid and an increase in rent collections and distributions received in excess of investment in Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,400 as of June 30, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1996, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of $63,756 were received from the Local Limited Partnerships during the six months ended June 30, 1996. There were no distributions during the six months ended June 30, 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $47,526 at June 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1996, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of June 30, 1996, the Partnership owes the General Partner $1,048,960 for administrative and reporting services performed. During the six months ended June 30, 1996, the General Partner made a payment on

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       (A MARYLAND LIMITED PARTNERSHIP)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS



behalf of Trinity Apartments of $667,201 as a condition of a new mortgage modification agreement (Modification Agreement) effective March 15, 1996. As of June 30, 1996, the Partnership owes the General Partner $1,929,477 plus accrued interest of $1,333,470. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is no way legally obligated to make such loans.

The Modification Agreement, effective March 15, 1996, is for a mortgage principal balance of $13,140,000. The reduction of principal of $560,000 plus closing costs of $107,201 were loaned to the Partnership by the General Partner. Interest only, at the Contract Index Rate, as defined in the Modification Agreement, on the mortgage is payable monthly from April 1, 1996 through March 1, 1999. In addition, from April 1, 1996 and continuing each July, October, December and April, installments of principal in an amount equal to 100% of the net cash flow (as defined) is due and payable. On March 15, 1999, the entire unpaid principal and interest is due and payable. The Contract Index Rate is equal to 3.25% per annum in excess of the GECC Composite Commercial Paper Rate.

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

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at June 30, 1996 and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations, however, there can be no assurance that the General Partner will be successful.

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

The Partnership's net loss decreased to $88,704 for the six months ended June 30, 1996 from a net loss of $448,181 for the six months ended June 30, 1995. Net loss per unit of limited partnership interest decreased from $28 to $6 for the 15,414 units outstanding throughout both periods. The primary reasons for the decrease in net loss is the increase in distributions received in excess of investment in and advances to Local Limited Partnerships and the increase in profit from rental operations at Trinity Apartments, which was primarily due to an increase in rental income and a decrease in mortgage interest expense and real estate tax expense. The decrease in mortgage interest was the result of the decrease in mortgage principal balance related to the new Modification Agreement, effective March 15, 1996, and a decrease in the variable interest rate on the mortgage for the respective period. The decrease in real estate tax expense was the result of a lower assessment of the property which also resulted in tax refund of approximately $130,000 for the year ended December 31, 1995, which was received during the six months ended June 30, 1996. The Partnership did not recognize $879,344 of its allocated share of losses from the four Local Limited Partnerships for the six months ended June 30, 1996, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $170,188 between periods, primarily due to a decrease in other income and an increase in operating expenses.

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



                       NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       -------------------------------------------
                       (Registrant)


                       By:     The National Housing Partnership,
                               its sole General Partner


                       By:     National Corporation for Housing
                               Partnerships, its sole General Partner



August 5, 1996         By:                          /s/
- --------------                 ----------------------------------------------
                               Jeffrey J. Ochs
                               As Vice President and Chief Accounting Officer