Form 10-Q
period 1996-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1996-11-12
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                        STATEMENTS OF FINANCIAL POSITION

                                                                                    September 30,
                                                                                         1996           December 31,
                                                                                     (Unaudited)            1995
                                                                                     -----------        ------------
                                                                ASSETS
                                                                ------

              Cash and cash equivalents                                               $    44,226        $    35,568
              Prepaid insurance and tenant security deposits                              104,757             83,404
              Real estate tax escrow                                                      508,108            546,236
              Reserve for insurance premiums                                               48,571             42,583
              Investments in and advances to Local Limited
                Partnerships (Note 2)                                                         -                  -
              Land                                                                      3,650,000          3,650,000
              Building and improvements - less accumulated
                depreciation of $4,199,906 and $3,929,088                              10,004,547         10,138,765
              Deferred finance costs                                                       87,844              -
                                                                                       ----------         ----------

                                                                                      $14,448,053        $14,496,556
                                                                                       ==========         ==========

                                                  LIABILITIES AND PARTNERS' DEFICIT
                                                  ---------------------------------

              Liabilities -
                Accounts payable and accrued expenses from rental
                  operations                                                          $   804,168        $   950,835
                Administrative and reporting fees payable to General
                  Partner (Note 3)                                                      1,077,861            991,158
                Due to General Partner (Note 3)                                         1,928,727          1,255,901
                Accrued interest on Due to General Partner (Note 3)                     1,418,859          1,183,574
                Other accrued expenses                                                     30,000             41,710
                Mortgage note payable                                                  13,140,000         13,700,000
                                                                                       ----------         ----------

                                                                                       18,399,615         18,123,178
                                                                                       ----------         ----------
              Partners' deficit -
                General Partner -- The National Housing
                 Partnership (NHP)                                                       (169,210)          (165,960)
                Original Limited Partner --
                 1133 Fifteenth Street Four Associates                                   (174,110)          (170,860)
                Other Limited Partners -- 15,414 investment units                      (3,608,242)        (3,289,802)
                                                                                       ----------         ----------

                                                                                       (3,951,562)        (3,626,622)
                                                                                       ----------         ----------

                                                                                      $14,448,053        $14,496,556
                                                                                       ==========         ==========



                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                               -------------------------          ---------------------------
                                                 1996            1995               1996             1995
                                                 ----            ----               ----             ----
 RENTAL REVENUES                               $ 840,970       $ 827,128         $ 2,499,718      $ 2,396,014
                                                --------        --------          ----------       ----------
 RENTAL EXPENSES:
    Interest                                     293,267         324,991             884,151          975,615
    Renting and administrative                   116,850         118,475             327,069          310,842
    Operating and maintenance                    161,353         197,683             491,905          520,757
    Depreciation and amortization                 99,207          89,485             290,175          268,453
    Taxes and insurance                          284,045         151,276             534,518          616,619
                                                --------        --------          ----------       ----------

                                                 954,722         881,910           2,527,818        2,692,286
                                                --------        --------          ----------       ----------

 LOSS FROM RENTAL OPERATIONS                    (113,752)        (54,782)            (28,100)        (296,272)
                                                --------        --------          ----------       ----------
 COSTS AND EXPENSES:
    Interest on due to General Partner
      (Note 3)                                    85,389          66,094             235,285          187,122
    Administrative and reporting fees
      to General Partner (Note 3)                 28,901          28,901              86,703           86,703
    Other operating expenses                       9,489          12,530              41,652           41,164
                                                --------        --------          ----------       ----------

                                                 123,779         107,525             363,640          314,989
                                                --------        --------          ----------       ----------
 OTHER REVENUES:
    Distributions received in excess of
      investment in and advances to
      Local Limited Partnerships                    -               -                 63,756             -
    Interest income                                1,295             617               3,044            1,390
                                                --------        --------          ----------       ----------

                                                   1,295             617              66,800            1,390
                                                --------        --------          ----------       ----------

 NET LOSS                                      $(236,236)      $(161,690)        $  (324,940)     $  (609,871)
                                                ========        ========          ==========       ==========


 NET LOSS ASSIGNABLE
  TO LIMITED PARTNERS                          $(231,510)      $(158,456)        $  (318,440)     $  (597,673)
                                                ========        ========          ==========       ==========


 NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                         $     (15)      $     (10)        $       (21)     $       (39)
                                                ========        ========          ==========       ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)


                                                         The National      1133
                                                            Housing      Fifteenth          Other
                                                          Partnership    Street Four       Limited
                                                             (NHP)       Associates        Partners           Total
                                                        ---------------  ----------        ---------          -----
           Deficit at January 1, 1996                       $(165,960)   $(170,860)       $(3,289,802)      $(3,626,622)

           Net loss -- nine months ended
             September 30, 1996                                (3,250)      (3,250)          (318,440)         (324,940)
                                                             --------     --------         ----------        ----------

           Deficit at September 30, 1996                    $(169,210)   $(174,110)       $(3,608,242)      $(3,951,562)
                                                             ========     ========         ==========        ==========
           Percentage interest at
             September 30, 1996                                    1%           1%                98%              100%
                                                             ========     ========         ==========        ==========
                                                                  (A)          (B)                (C)

(A) General Partner
(B) Original Limited Partner
(C) Consists of 15,414 investments units of 0.006358% held by 1,289 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                   ------------------------
                                                                                   1996                1995
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Rent collections                                                            $ 2,404,052        $ 2,316,747
    Distributions received in excess of investment in Local
     Limited Partnerships                                                            63,756               -
    Interest received                                                                 3,044              1,390
    Other income                                                                     81,856             81,716
    Operating expenses paid, including rental expenses                           (1,545,683)        (1,613,850)
    Mortgage interest paid                                                         (893,907)          (968,088)
                                                                                 ----------         ----------

Net cash provided by (used in) operating activities                                 113,118           (182,085)
                                                                                 ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (136,600)           (65,743)
    Deposits to real estate tax escrow                                             (586,953)          (439,520)
    Withdrawals from real estate tax escrow                                         625,081            593,124
    Deposits to reserve for insurance premiums                                      (40,212)           (24,390)
    Withdrawals from reserve for insurance premiums                                  34,224             69,224
                                                                                 ----------         ----------

    Net cash (used in) provided by investing activities                            (104,460)           132,695
                                                                                 ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loans from General Partner                                                         -                35,874
                                                                                 ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                         8,658            (13,516)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                             35,568             14,317
                                                                                 ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    44,226        $       801
                                                                                 ==========         ==========
SUPPLEMENTAL INFORMATION
    Loan from General Partner for reduction of mortgage principal
     and refinancing costs                                                      $   667,201        $      -
                                                                                 ==========         ==========

                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       (A MARYLAND LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)



                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                      1996            1995
                                                                                      ----            ----
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
  BY (USED IN) OPERATING ACTIVITIES:

Net loss                                                                         $   (324,940)     $ (609,871)
                                                                                  -----------       ---------
Adjustments to reconcile net loss to net cash used in operating activities -
    Depreciation                                                                      270,818         235,389
    Amortization of deferred finance costs                                             19,357          33,064
    Increase in prepaid insurance, utility and tenant security deposits               (21,353)        (35,232)
    Decrease in accounts payable and accrued expenses from
     rental operations                                                               (146,667)        (78,260)
    Increase in administrative and reporting fees payable to
     General Partner                                                                   86,703          86,703
    Increase in due to General Partner                                                  5,625           5,625
    Increase in accrued interest on due to General Partner                            235,285         187,122
    Decrease in other accrued expenses                                                (11,710)         (6,625)
                                                                                  -----------       ---------

       Total adjustments                                                              438,058         427,786
                                                                                  -----------       ---------


Net cash provided by (used in) operating activities                              $    113,118      $ (182,085)
                                                                                  ===========       =========


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

         BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1996 and December 31, 1995 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,369,487 and $994,615 of losses from Local Limited Partnerships during the nine months ended September 30, 1996 and 1995, respectively. As of September 30, 1996 and December 31, 1995, the Partnership had not recognized $7,620,401 and $6,250,914, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 1996 and December 31, 1995. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1996 and 1995. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of September 30, 1996.

         The following are combined statements of operations for the three months and nine months ended September 30, 1996 and 1995, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS

                                       Three Months Ended                     Nine Months Ended
                                          September 30,                         September 30,
                                -------------------------------        -------------------------------
                                   1996                1995               1996                1995
                                   ----                ----               ----                ----
 Rental income                  $ 1,110,400         $ 1,171,981        $ 3,430,353         $ 3,475,780
 Other income                        28,678              91,589             82,035             210,962
                                 ----------          ----------         ----------          ----------

    Total income                  1,139,078           1,263,570          3,512,388           3,686,742
                                 ----------          ----------         ----------          ----------

 Operating expenses                 785,747             772,255          2,405,061           2,362,793
 Interest, taxes and
  insurance                         600,791             561,830          1,747,746           1,684,496
 Depreciation                       247,634             217,828            742,901             644,115
                                 ----------          ----------         ----------          ----------

    Total expenses                1,634,172           1,551,913          4,895,708           4,691,404
                                 ----------          ----------         ----------          ----------

 Net loss                       $  (495,094)        $  (288,343)       $(1,383,320)        $(1,004,662)
                                 ==========          ==========         ==========          ==========
 National Housing
  Partnership Realty
  Fund IV share of
   losses                       $  (490,143)        $  (285,459)       $(1,369,487)        $  (994,615)
                                 ==========          ==========         ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the nine month periods ended September 30, 1996 and 1995, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $86,703 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the nine months ended September 30, 1996 and 1995. The amount due the General Partner by the Partnership was $1,077,861 and $991,158 at September 30, 1996 and December 31, 1995,
         respectively.

         During the nine months ended September 30, 1996, the General Partner made a payment on behalf of Trinity Apartments to General Electric Capital Corporation (GECC) of $667,201

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         as a condition of a new mortgage modification agreement, effective March 15, 1996. During the nine months ended September 30, 1995, the General Partner made working capital advances of $35,874 to the Partnership. No repayments of working capital advances were made during the nine months ended September 30, 1996 and 1995. The amount owed to the General Partner at September 30, 1996 and December 31, 1995, was $1,915,602 and $1,248,401, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,418,859 and $1,183,574 at September 30, 1996 and December 31, 1995, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $5,625 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 1996 and 1995. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended September 30, 1996 and 1995. The balance owed to the General Partner for these fees was $13,125 and $7,500 at September 30, 1996 and December 31, 1995,
         respectively, and is included in Due to General Partner.

         The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)      ADOPTION OF NEW ACCOUNTING STANDARD

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. This Statement requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. The Partnership's implementation of this Statement during 1996 did not have any effect on its results of operations for the nine months ended September 30, 1996, or its financial position.

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

Net cash provided by operations for the nine months ended September 30, 1996 was $113,118 as compared to net cash used in operations of $182,085 for the nine months ended September 30, 1995. The increase to cash provided by operations resulted primarily from a decrease in operating expenses and mortgage interest paid and an increase in rent collections and distributions received in excess of investment in Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1996 and 1995. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,400 as of September 30, 1996. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1996, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of $63,756 were received from three of the Local Limited Partnerships during the nine months ended September 30, 1996. There were no distributions during the nine months ended September 30, 1995. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $44,226 at September 30, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1996, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, General Partner advances, proceeds from the sales or refinancing of the

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



underlying properties. There can be no assurance that future distributions will be adequate to fund the operations beyond the current year. As of September 30, 1996, the Partnership owes the General Partner $1,077,861 for administrative and reporting services performed. During the nine months ended September 30, 1996, the General Partner made a payment on behalf of Trinity Apartments of $667,201 as a condition of a new mortgage modification agreement (Modification Agreement) effective March 15, 1996. As of September 30, 1996, the Partnership owes the General Partner $1,928,727 plus accrued interest of $1,418,859. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. The General Partner will evaluate lending the Partnership additional funds as such funds are needed, but is no way legally obligated to make such loans.

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

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at September 30, 1996 and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations, however, there can be no assurance that the General Partner will be successful.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. Results of operations are significantly impacted by the losses on rental operations of Trinity Apartments, and in prior years, by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued interest on deferred acquisition notes which are noncash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss decreased to $324,940 for the nine months ended September 30, 1996 from a net loss of $609,871 for the nine months ended September 30, 1995. Net loss per unit of limited partnership interest decreased from $39 to $21 for the 15,414 units outstanding throughout both periods. The primary reasons for the decrease in net loss is the increase in distributions received in excess of investment in and advances to Local Limited Partnerships and the increase in profit from rental operations at Trinity Apartments, which was primarily due to an increase in rental income and a decrease in mortgage interest expense and real estate tax expense. The decrease in mortgage interest was the result of the decrease in mortgage principal balance related to the new Modification Agreement, effective March 15, 1996, and a decrease in the variable interest rate on the mortgage for the respective period. The decrease in real estate tax expense was the result of a lower assessment of the property which also resulted in tax refund, net of related fees, of approximately $60,000 for the year ended December 31, 1995, which was received during the nine months ended September 30, 1996. The Partnership did not recognize $1,369,487 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 1996, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $374,872 between periods, primarily due to a decrease in other income and an increase in operating expenses.

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



                             NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                             -------------------------------------------
                             (Registrant)


                             By:  The National Housing Partnership,
                                  its sole General Partner


                             By:  National Corporation for Housing
                                  Partnerships, its sole General Partner



November 7, 1996             By:                   /s/
----------------                  ----------------------------------------------
                                  Jeffrey J. Ochs
                                  As Vice President and Chief Accounting Officer