Form 10-K
period 1996-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1997-03-31
CIK 780149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                 ANNUAL REPORT


                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996 ....Commission file number 0-15731
                          -----------------                            -------



 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV (A MARYLAND LIMITED PARTNERSHIP)
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                MARYLAND                              52-1473440
                --------                              ----------
     (State or other Jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

  8065 LEESBURG PIKE, VIENNA, VIRGINIA                  22182
  ------------------------------------                  -----
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:           (703) 394-2400
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   15,414 LIMITED PARTNERSHIP INTERESTS
                                                              ------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  Yes   X    No
                                                   -------   ------

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference. NONE
                                     ----

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                        (A MARYLAND LIMITED PARTNERSHIP)

                         1996 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS




                                     PART I

                                                                                                      Page
                                                                                                      ----
Item 1.          Business                                                                             2
Item 2.          Properties                                                                           6
Item 3.          Legal Proceedings                                                                    7
Item 4.          Submission of Matters to a Vote of Security Holders                                  7


                                     PART II

Item 5.          Market for the Registrant's Partnership
                    Interests and Related Partnership Matters                                         7
Item 6.          Selected Financial Data                                                              8
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                               9
Item 8.          Financial Statements and Supplementary Data                                          11
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                               31


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant                                   32
Item 11.         Executive Compensation                                                               34
Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                                                             34
Item 13.         Certain Relationships and Related Transactions                                       34


                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                                               35

                                     PART I

INTRODUCTION

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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


                                                                                                 Units Occupied
                                                                      Units Authorized           as a Percentage
                                                Financed, Insured        for Rental                 of Total
Property Name, Location           Number         and Subsidized       Assistance Under             Units as of
 and Partnership Name            of Units            Under               Section 8 (D)           December 31, 1996
-----------------------          --------     ---------------------------------------------      -----------------
Capital Park                        316                (A)                  304                        98%
  Columbus, Ohio
  (Capital Park
  Limited Partnership)

Kennedy Homes                       172                (B)                  172                        98%
  Gainesville, Florida
  (Kennedy Homes
  Limited Partnership)

Loring Towers Apartments            208                (A)                  187                        92%
  Minneapolis, Minnesota
  (Loring Towers Apartments
  Limited Partnership)

Royal Towers                        233                (A)                  233                        0% (E)
  Kansas City, Missouri
  (Royal Towers Limited
  Partnership)

                                                                                                 Units Occupied
                                                                      Units Authorized           as a Percentage
                                                Financed, Insured        for Rental                 of Total
Property Name, Location           Number         and Subsidized       Assistance Under             Units as of
 and Partnership Name            of Units            Under               Section 8 (D)           December 31, 1996
-----------------------          --------     ---------------------------------------------      -----------------
Trinity Apartments                  496                (C)                  None                       97%
  Irving, Texas
  (Wholly-owned)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.
(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.
(C)     Property is conventionally financed.
(D)     Section 8 of Title II of the Housing and Community Development Act of
        1974.
(E)     A fire in December 1996 required the property to be vacated.

         Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

         The Federal Housing Administration (FHA) has contracted with the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two four year renewal options. The agreements expire at various dates ranging from 1997 to 2008 as follows:

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                       Number              Percentage of Total         Percentage of
                                       of Units             Subsidized Units            Total Units
                                       --------          ----------------------    ----------------------
                       1997              360                      40%                       39%
                       1998              259                      29%                       28%
        2006 and thereafter              277                      31%                       30%
                                         ---                     ---                        --

                      Total              896                     100%                       97%
                                         ===                     ===                        ==

         Of the contracts above expiring during 1997, contracts for 237 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         The contract covering the remaining 123 units expires in October, 1997. It is uncertain whether the agreement will be renewed, as well as the remaining contracts expiring after 1997, and if so, on what terms.

         For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         Trinity Apartments (Trinity), which is wholly-owned by the Partnership, is conventionally financed and is a market rate project which receives no government assistance and must compete directly with other apartment complexes in its rental market. The local economy and competitive conditions in the Dallas area, historically, have adversely affected operations at Trinity Apartments.

         The mortgage note payable (the Note) on Trinity was due June 30, 1995. On March 15, 1996, a modification agreement to the loan agreement was signed which, among other provisions, extends the due date to March 15, 1999. As a condition of the modification, a principal payment of $560,000 was made to reduce the mortgage note payable to $13,140,000. In order to make the required payment and to pay additional financing fees, the General Partner made a loan of $667,202 to Trinity.

         The General Partner has made substantial loans to for Trinity. During 1996, Trinity made payments to NHP for principal and interest of $5,764 and $438, respectively. During 1994, Trinity generated surplus cash to pay NHP $65,625 for administrative fees owed and $38,436 for accrued interest on partner loans. No payments were made during 1995. Given the competitive nature of the Dallas market, it is still uncertain as to whether the property will continue to generate sufficient cash flow to repay the remaining loans and interest to the General Partner.

         On December 1, 1996, a fire occurred at the project site at Royal Towers Limited Partnership. The fire damages and lost rents are estimated to be approximately $3,000,000. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which includes $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December. Due to the fire, all tenants had to vacate the property.

         Royal Towers Limited Partnership, which is located in Kansas City, Missouri, has a significant amount of trade payables at December 31, 1996 and 1995. Royal Towers' ability to continue as a going concern is dependent on its maintaining high occupancy levels and reducing its trade payables. Neither the General Partner nor the Partnership is legally obligated to fund operations, nor does the Partnership have sufficient reserves to fund operations at Royal Towers. During 1994, Royal Towers sold the project's parking garage for $6,000 resulting in a net loss on the sale of $181,213. The loss is included in expenses under loss on sale of parking garage in the combined statement of operations (see Note 13 to the Local Limited Partnerships' Combined Financial Statements). HUD approved this partial release of collateral based on the estimated high cost to repair or demolish the structure. The parking garage had been closed for public safety since 1992. Additionally, Royal Towers has entered into a grant agreement with HUD under the Drug Elimination Grant Program to assist in the elimination of illegal drugs and the associated crime at the property (see Note 12 to the Local Limited Partnerships' Combined Financial Statements). The grant agreement is dated July 7, 1994. During 1995, the Partnership incurred $156,034 of costs under the Program of which $120,867 have been capitalized in rental property. Drug Elimination Grant revenue of $156,034 is included in other revenue in 1995 (Note 12 to the Local Limited Partnership Combined Financial Statements).

         In 1993, Capital Park Limited Partnership was awarded a Drug Elimination Grant from HUD in the amount of $175,000. The funds from the grant are to be used to implement drug-free housing programs such as physical improvements related to security and to reduce community vulnerability to drugs and drug activity. The improvements include iron fencing and exterior lighting along with the installation of surveillance cameras. During 1994, Capital Park Limited Partnership incurred $174,993 of costs under the program of which $385 are included in operating expenses and $174,608 have been capitalized in rental property. Drug Elimination Grant revenue of $174,993 is included in other revenue in 1994 (Note 12 to the Local Limited Partnerships' Combined Financial Statements).

         Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties (as discussed in Note 6 to the Local Limited Partnerships' Combined Financial Statements). In the event of a default on these notes, the note holders would assume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by sale or refinancing opportunities. The deferred acquisition notes mature in 2001.

         The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership and the cost of Trinity Apartments. All interests in the Local Limited Partnerships are limited partner interests. Also included is the total mortgage encumbrance and deferred acquisition notes and accrued interest on each property for each of the Local Limited Partnerships and Trinity Apartments as of December 31, 1996.

                                                                                                     Deferred
                                NHP Realty                                                          Acquisition
                                 Fund IV                 Cost of                                       Notes
                                Percentage              Ownership             Mortgage              and Accrued
Partnership                     Ownership               Interest               Notes                 Interest
-----------                     ---------             -------------        -------------           ------------
Capital Park L.P.                  99%                  $1,985,450           $3,942,000             $4,932,108

Kennedy Homes L.P.                 99%                   1,113,509            1,053,682              3,639,122

Loring Towers L.P.                 99%                   1,476,049            2,610,223              5,191,548

Royal Towers L.P.                  99%                   1,163,958            2,562,463              4,826,622

Trinity Apartments             Wholly-owned              5,971,034           13,140,000                  -

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

         (b) As of December 31, 1996, there were 1,289 registered holders of 15,414 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See Item 1).

         (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1996.

Item 6.  Selected Financial Data


                                                      Years Ended December 31,
                           -------------------------------------------------------------------------------------

                                1996              1995               1994              1993             1992
                                ----              ----               ----              ----             ----
Rental revenues           $   3,338,241     $   3,221,978       $ 3,162,772        $ 3,090,840     $  2,878,627
Rental expenses              (3,479,816)       (3,712,415)       (3,281,501)        (3,374,984)      (3,039,400)
                           ------------      ------------        ----------         ----------       ----------

Loss from rental
  operations                   (141,575)         (490,437)         (118,729)          (284,144)        (160,773)

Distributions in excess
  of investment in Local
  Limited Partnerships
  and interest income            69,297            23,963            52,408             45,697           28,465

Loss on reduction in
  carrying value of
  rental property                 -                 -                 -             (4,091,000)          -

Loss on investment in
  Local Limited
  Partnerships                    -                 -                 -                (12,400)          -

Share of losses from
  Local Limited
  Partnerships (A)                -                 -                 -               (169,765)        (312,348)

Partnership operating
  expenses                     (447,992)         (423,453)         (368,904)          (341,189)        (294,832)
                           ------------      ------------        ----------         ----------       ----------

Net loss                  $    (520,270)    $    (889,927)      $  (435,225)       $(4,852,801)    $   (739,488)
                           ============      ============        ==========         ==========       ==========

Loss per unit of
  limited partnership
  interest based on
  the units outstanding
  during the period       $         (33)    $         (58)      $       (28)       $     (315)     $        (48)
                           ============      ============        ==========         ==========       ==========

Total long-term
  debt - mortgage
  notes payable           $  13,140,000     $  13,700,000       $13,700,000        $13,700,000     $ 13,700,000
                           ============      ============        ==========         ==========       ==========

Total assets              $  14,448,508     $  14,496,556       $14,892,187        $15,274,435     $ 19,470,457
                           ============      ============        ==========         ==========       ==========

Cash distributions
  per unit of
  limited partnership
  interest                $     -           $     -             $   -              $   -           $    -
                           ============      ============        ==========         ==========       ==========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1996, 1995, 1994, 1993 and 1992, $6,379,470, $1,313,743, $1,447,892, $1,242,218 and $1,113,035,
         respectively, of losses from four, four, four, three and three, respectively, Local Limited Partnerships have not been recognized by the Partnership (see Note 3 to the Partnership's financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

         Net cash provided by operations for the year ended December 31, 1996, was $217,420, as compared to cash used in operations of $20,181 in 1995 and cash provided by operations of $9,936 in 1994. The increase in cash provided by operations from 1995 to 1996 resulted from an increase in rental collections and from a real estate tax refund received in 1996, partially offset by an increase in other operational expenses. The increase in net cash used in operations from 1994 to 1995 was the net result of decreases in certain expenses paid, including partnership administrative fees and interest on partner loans, which were more than offset by increased mortgage interest paid and a decrease in distributions in excess of investment in Local Limited Partnerships.

         Distributions in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling $63,756, $20,296 and $45,307 were received from three, two and two Local Limited Partnerships, respectively, during the years ended December 31, 1996, 1995 and 1994. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

         Cash and cash equivalents amounted to $70,382 at December 31, 1996. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1996, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of December 31, 1996, the Partnership owes the General Partner $1,106,762 for administrative and reporting services performed. In addition, at December 31, 1996, the Partnership owed NHP $609,828 for other advances. Additionally, NHP has made advances totaling $1,302,690 to Trinity Apartments to cover costs associated with the refinancing of the Partnership's mortgage note payable for Trinity Apartments and to cover operating deficits for Trinity Apartments. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. NHP will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

         Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at December

31, 1996 and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

         Trinity Apartments' mortgage note, which was originally due June 30, 1995, had interest due and payable at a variable rate equal to 3.10% above the lender's commercial paper rate. The Note had no amortization of principal which, coupled with the competitive pay rate in prior years, enabled Trinity to generate cash flow from operations. During 1994, $65,625 of administrative fees and $38,436 of accrued interest on advances was paid to NHP from this cash flow. No similar payments were made in 1996 and 1995.

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

Results of Operations

         The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 1996 and 1995, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

         The Partnership's net loss decreased to $520,270 in 1996 from a net loss of $889,927 in 1995. The net loss per unit of limited partnership interest decreased to $33 in 1996 from net loss per unit of $58 in 1995 for the 15,414 units outstanding throughout both years. The primary reasons for this decrease in net loss include an increase in rental income of approximately $147,000, an increase in distributions in excess of investment in Local Limited Partnerships of approximately $43,000 and decreases in real estate taxes and mortgage interest of approximately $214,000 and $76,000, respectively. The decrease in real estate taxes was the result of a reassessment of Trinity apartments which resulted in tax refund of approximately $124,000.

         The Partnership did not recognize $6,379,470 of its allocated share of losses from the four Local Limited Partnerships in 1996, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $5,065,727 between years. The increase was primarily due to impairment losses on rental property of $2,700,000 and $1,960,000 for Loring Towers and Royal Towers, respectively, taken in 1996, and from a decrease in rental income and an increase in operating expenses of the rental properties.

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

         The Partnership did not recognize $1,313,743 of its allocated share of losses from the four Local Limited Partnerships in 1995, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $134,149 between years. The decrease was primarily the result of one of the Local Limited Partnerships recording an approximately $181,000 loss on the sale of a parking garage during 1994, and an increase in rental income of $10,000 in 1995, partially offset by a $150,000 increase in interest on deferred acquisition notes in 1995.

Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary schedule of the Partnership are included on pages 12 through 31 of this report.

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund IV
Vienna, VA


We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Trinity Apartments will continue as a going concern. As discussed in Note 8, conditions exist which raise substantial doubt about the ability of the project to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Deloitte & Touche LLP
Washington, D.C.
March 10, 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION



                                                                                         December 31,
                                                                             ----------------------------------
                                                                                   1996               1995
                                                                                   ----               ----
                                   ASSETS

Cash and cash equivalents (Note 2)                                             $    70,382       $    35,568
Accounts receivable                                                                 25,148             -
Prepaid insurance, taxes and tenant security deposits                               87,420            83,404
Real estate tax escrow                                                             583,265           546,236
Reserve for insurance premiums                                                      70,043            42,583
Investments in and advances to Local Limited Partnerships (Note 3)                   -                 -
Land                                                                             3,650,000         3,650,000
Building and improvements - less
  accumulated depreciation of $4,294,768 and $3,929,088                          9,883,988        10,138,765
Deferred finance cost                                                               78,262              -
                                                                               -----------        ----------

                                                                               $14,448,508       $14,496,556
                                                                               ===========        ==========

                     LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Accounts payable and accrued
   expenses from rental operations (Note 4)                                    $   921,041       $   950,835
  Administrative and reporting fees payable
   to General Partner (Note 6)                                                   1,106,762           991,158
  Due to General Partner (Note 6)                                                1,927,518         1,255,901
  Accrued interest on partner loans (Note 6)                                     1,461,334         1,183,574
  Other accrued expenses                                                            38,745            41,710
  Mortgage note payable (Note 5)                                                13,140,000        13,700,000
                                                                               -----------        ----------

                                                                                18,595,400        18,123,178
                                                                               -----------        ----------
Partners' deficit:
  General Partner - The National
    Housing Partnership (NHP)                                                     (171,163)         (165,960)
  Original Limited Partner - 1133
    Fifteenth Street Four Associates                                              (176,063)         (170,860)
  Other Limited Partners - 15,414 investment units                              (3,799,666)       (3,289,802)
                                                                               -----------        ----------

                                                                                (4,146,892)       (3,626,622)
                                                                               -----------        ----------

                                                                               $14,448,508       $14,496,556
                                                                                ==========        ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                            Years Ended December 31,
                                                          --------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
RENTAL REVENUES:
   Rental of apartments                                      $ 3,250,799      $ 3,104,124      $ 3,029,594
   Other rental revenue                                           87,442          117,854          133,178
                                                            ------------      -----------      -----------

                                                               3,338,241        3,221,978        3,162,772
                                                            ------------      -----------      -----------

RENTAL EXPENSES:
   Interest                                                    1,215,317        1,291,537          935,644
   Renting and administrative                                    137,080          190,602          231,618
   Operating and maintenance                                     563,438          545,230          529,995
   Management and other services
     from related party (Note 6)                                 218,751          205,756          199,072
   Salaries and related benefits
     to related party (Note 6)                                   290,613          230,283          259,858
   Depreciation and amortization                                 393,736          405,177          359,855
   Taxes and insurance                                           660,881          843,830          765,459
                                                            ------------      -----------      -----------

                                                               3,479,816        3,712,415        3,281,501
                                                            ------------      -----------      -----------

LOSS FROM RENTAL OPERATIONS                                     (141,575)        (490,437)        (118,729)
                                                            ------------      -----------      -----------

COSTS AND EXPENSES:
   Interest on partner loans (Note 6)                            278,198          250,478          190,594
   Administrative and reporting fees
     to General Partner (Note 6)                                 115,604          115,604          115,604
   Other operating expenses                                       54,190           57,371           62,706
                                                            ------------      -----------      -----------

                                                                 447,992          423,453          368,904
                                                            ------------      -----------      -----------

OTHER INCOME:
   Interest income                                                 5,541            3,667            7,101
   Distributions in excess of
     investment in Local Limited Partnerships (Note 3)            63,756           20,296           45,307
                                                            ------------      -----------      -----------

                                                                  69,297           23,963           52,408
                                                            ------------      -----------      -----------

NET LOSS                                                     $  (520,270)     $  (889,927)     $  (435,225)
                                                            ============      ===========      ===========

ALLOCATION OF NET LOSS:
   General Partner - NHP                                     $    (5,203)     $    (8,899)     $    (4,352)
   Original Limited Partner - 1133
     Fifteenth Street Four Associates                             (5,203)          (8,899)          (4,352)
   Other Limited Partners - 15,414
     investment units                                           (509,864)        (872,129)        (426,521)
                                                            ------------      -----------      -----------

                                                             $  (520,270)     $  (889,927)     $  (435,225)
                                                            ============      ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                                       $       (33)     $       (58)     $       (28)
                                                            ============      ===========      ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' DEFICIT


                                                 The              1133
                                               National         Fifteenth
                                               Housing           Street            Other
                                              Partnership         Four            Limited
                                                 (NHP)         Associates        Partners          Total
                                                 -----         ----------        --------      ---------------
Deficit at
  January 1, 1994                            $(152,709)        $(157,609)      $(1,991,152)     $(2,301,470)

Net loss                                        (4,352)           (4,352)         (426,521)        (435,225)
                                             ---------         ---------       -----------       ----------

Deficit at
  December 31, 1994                           (157,061)         (161,961)       (2,417,673)      (2,736,695)

Net loss                                        (8,899)           (8,899)         (872,129)        (889,927)
                                             ---------         ---------       -----------       ----------

Deficit at
  December 31, 1995                           (165,960)         (170,860)       (3,289,802)      (3,626,622)

Net loss                                        (5,203)           (5,203)         (509,864)        (520,270)
                                             ---------         ---------       -----------       ----------

Deficit at
  December 31, 1996                          $(171,163)        $(176,063)      $(3,799,666)     $(4,146,892)
                                             =========         =========       ===========       ==========

Percentage interest at
  December 31, 1994, 1995,
  and 1996                                       1%                1%              98%
                                              --------          --------        ----------

                                                (A)                (B)             (C)
                                              ========          ========        ==========


(A)      General Partner

(B)      Original Limited Partner

(C) Consists of 15,414 investment units held by 1,289 investors. Each unit represents 0.0064% ownership interest.





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                                       Years Ended December 31,
                                                          ------------------------------------------------
                                                                  1996             1995            1994
                                                                  ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                          $ 3,260,049      $ 3,057,908     $ 2,975,413
   Distributions in excess of
     investment in Local Limited Partnerships                     63,756           20,296          45,307
   Interest received                                               5,541            3,667           7,101
   Other income                                                   63,848          110,348         133,178
   Payments of taxes and insurance                              (849,134)        (856,288)       (775,615)
   Payments of other expenses                                 (1,228,882)      (1,070,591)     (1,383,432)
   Payments of annual partnership administration fee               -                -             (65,625)
   Payment of interest on partner loans                             (438)           -             (38,436)
   Mortgage interest paid                                     (1,221,547)      (1,285,521)       (887,955)
   Real estate tax refund received                               124,227            -                -
                                                             -----------      -----------    ------------

   Net cash provided by (used in)
     operating activities                                        217,420          (20,181)          9,936
                                                             -----------      -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                          (115,916)        (116,436)       (139,982)
   Payment of deferred finance costs                            (106,318)           -               -
   Deposits to real estate tax escrow                           (662,109)        (587,270)       (667,297)
   Withdrawals from real estate tax escrow                       625,080          670,171         631,503
   Deposits to reserve for insurance
     premiums                                                    (69,354)         (33,164)        (97,780)
   Withdrawals from reserve for
     insurance premiums                                           41,894           69,224          61,801
                                                             -----------      -----------    ------------

   Net cash  (used in) provided by investing activities         (286,723)           2,525        (211,755)
                                                             -----------      -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from partner                                            669,881           38,907             541
   Repayment of loans from partner                                (5,764)            -                -
   Payments of principal on mortgage note                       (560,000)            -                -
                                                             -----------      -----------    ------------

   Net cash provided by financing activities                     104,117           38,907             541
                                                             -----------      -----------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                34,814           21,251        (201,278)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                         35,568           14,317         215,595
                                                             -----------      -----------    ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                               $     70,382     $     35,568     $    14,317
                                                             ===========      ===========    ============





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                                       Years Ended December 31,
                                                           -------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
RECONCILIATION OF NET LOSS
  TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
   Net loss                                                    $(520,270)       $(889,927)       $(435,225)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
       Depreciation                                              365,680          361,092          313,851
       Amortization of deferred finance costs                     28,056           44,085           46,004
       Increase (decrease) in accrued partnership
         administrative fee payable to General Partner             7,500            7,500          (58,125)
       Increase in administrative and reporting fee payable
         to General Partner                                      115,604          115,604          115,604
       (Increase) decrease in accounts receivable                (25,148)           -                9,420
       (Increase) decrease in prepaid insurance, taxes
         and security deposits                                    (4,016)          12,390          (14,129)
       (Decrease) increase in accounts payable and
         accrued expenses from rental operations                 (18,551)          68,248         (151,610)
       (Decrease) increase in other accrued expenses              (2,965)           4,335            6,625
       Increase in accrued interest on partner loans             277,760          250,476          152,157
       (Decrease) increase in accrued interest on mortgage
         note payable                                             (6,230)           6,016           25,364
                                                                --------         --------         --------

     Total adjustments                                           737,690          869,746          445,161
                                                                --------         --------         --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                         $ 217,420        $ (20,181)       $   9,936
                                                                ========         ========         ========





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

         Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50 year life from the date of initial occupancy and depreciation of equipment is calculated using accelerated methods over estimated useful lives of 5 to 27 years.

         The Partnership recognizes rental revenue in the month earned in accordance with signed resident tenant lease agreements.

         The financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Trinity. All significant intercompany transactions have been eliminated.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)



         Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 3). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received.

         For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

2.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following:

                                                                            December 31,
                                                                   -----------------------------
                                                                      1996             1995
                                                                      ----             ----
                            Cash in demand accounts                  $ 1,580           $    56
                            Money market account                      68,802            35,512
                                                                      ------            ------

                                                                     $70,382           $35,568
                                                                      ======            ======

3.       INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. These investments are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, during 1996, 1995 and 1994, the Partnership did not recognize $6,379,470, $1,313,743 and $1,447,892 of its allocated share of losses from four Local Limited Partnerships, respectively. As of December 31, 1996, 1995 and 1994, the Partnership had not recognized $12,630,384, $6,250,914 and $4,937,171 of its cumulative allocated share of losses from four of the Local Limited Partnerships, respectively.

         During 1996, one Local Limited Partnership repaid $200 and $107 principal and accrued interest to the Partnership. No working capital advances or recoveries occurred between the Partnership and the Local Limited Partnerships during 1995 or 1994. As of December 31, 1996, $12,200 was owed by two Local Limited Partnerships to the Partnership. During 1993, the Partnership re-evaluated the timing of the collectibility of these advances and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected;

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


therefore, the Partnership treated the advance balance as additional investments. Due to the cumulative losses incurred but not recognized on the investments, the balance was then reduced to zero, with the corresponding charge to operations, shown as "Share of Losses in Local Limited Partnerships" in the Statement of Operations. To the extent these advances are repaid by the Local Limited Partnerships in the future, operations will be credited upon repayment.

         Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1996 and 1995 and the combined results of operations for the years ended December 31, 1996, 1995, and 1994 are as follows:

                          COMBINED FINANCIAL POSITION
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                        December 31,
                                                                       ------------------------------------------
                                                                                 1996                 1995
                                                                                 ----                 ----
Assets:
   Land                                                                    $    756,247          $   756,247
   Building and improvements, net of accumulated depreciation of $7,588,641 and $6,683,888 and impairment losses of
     $4,660,000 in 1996                                                      14,133,713           19,502,717
   Other assets                                                               3,702,785            1,864,271
                                                                            -----------           ----------

                                                                           $ 18,592,745          $22,123,235
                                                                            ===========           ==========

Liabilities and Partners' Deficit:
   Liabilities:
       Mortgage notes payable                                              $ 10,168,368          $10,513,680
       Deferred acquisition notes payable                                     7,174,900            7,174,900
       Other liabilities                                                     14,281,638           10,958,506
                                                                            -----------           ----------

                                                                             31,624,906           28,647,086

   Partners' Deficit:
       National Housing Partnership Realty Fund IV                          (12,840,717)          (6,397,490)
       The National Housing Partnership                                        (191,444)            (126,361)
                                                                            -----------           ----------

                                                                           $ 18,592,745          $22,123,235
                                                                            ===========           ==========

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


                         COMBINED RESULTS OF OPERATIONS
                       OF THE LOCAL LIMITED PARTNERSHIPS

                                                                           Years Ended December 31,
                                                             ----------------------------------------------
                                                                  1996            1995              1994
                                                                  ----            ----              ----
Revenue                                                      $ 4,787,017      $ 4,978,626      $ 4,877,422
                                                              ----------       ----------       ----------

Expenses:
   Operating expenses                                          3,912,107        3,779,189        3,793,101
   Financial expenses - primarily interest                       167,128          188,182          211,497
   Interest on acquisition notes                               1,566,533        1,450,521        1,304,903
   Depreciation                                                  925,158          887,747          849,225
   Impairment losses on rental
     property                                                  4,660,000            -                -
   Loss on sale of parking garage                                  -                -              181,213
                                                              ----------       ----------       ----------

                                                              11,230,926        6,305,639        6,339,939
                                                              ----------       ----------       ----------

Net loss                                                     $(6,443,909)     $(1,327,013)     $(1,462,517)
                                                              ==========       ==========       ==========


         The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All four projects receive rental assistance from HUD.

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                       Number              Percentage of Total         Percentage of
                                       of Units             Subsidized Units            Total Units
                                       --------          ----------------------    ----------------------
                       1997              360                      40%                       39%
                       1998              259                      29%                       28%
        2006 and thereafter              277                      31%                       30%
                                         ---                    ----                        --

                      Total              896                     100%                       97%
                                         ===                     ===                        ==

         Of the contracts above expiring during 1997, contracts for 237 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts.

         The contract covering the remaining 123 units expires in October, 1997. It is uncertain whether this agreement will be renewed, as well as the remaining contracts expiring after 1997, and if so, on what terms.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)



         For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

         Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

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

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996 required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         Two Local Limited Partnerships recognized impairment losses on their rental properties in the amount of $2,700,000 and $1,960,000. Because the Local Limited Partnerships' deferred acquisition notes are due March 27,

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


2001, the Local Limited Partnerships' estimated net cash flow only for the period January 1, 1997 to March 27, 2001. As a result of this limited holding period, the estimated net cash flow is less than the carrying amount at December 31, 1996. The Local Limited Partnership used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value. The impairment losses had no impact on the Partnership's operations, since the Partnership's investments in the Local Limited Partnerships had been reduced to zero in a prior year.

         Additionally, regardless of whether the impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any if its properties, it could incur a loss.

         On December 1, 1996, a fire occurred at the project site of one Local Limited Partnership, Royal Towers. The damages and lost rents as a result of the fire are estimated to be approximately $3,000,000. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which includes $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December. Due to the fire, all tenants had to vacate the property. Therefore, there were no rental receipts including subsidy payments for the month of December.

         One of the Local Limited Partnerships, Royal Towers has a significant amount of payables and only limited resources to pay such items which raises substantial doubt about its ability to continue as a going concern.

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES FROM RENTAL OPERATIONS

         Accounts payable and accrued expenses from rental operations consist of the following:

                                                                                       December 31,
                                                                            ---------------------------------
                                                                                1996                  1995
                                                                                ----                  ----
        Trade payables                                                        $111,892              $136,595
        Accrued interest on mortgage notes                                      99,119               105,349
        Accrued real estate taxes                                              608,302               622,953
        Tenant security deposits                                                77,589                72,724
        Due to management agent (Note 6)                                        14,274                13,214
        Rent received in advance                                                 9,865                   -
                                                                               -------               -------

                                                                              $921,041              $950,835
                                                                               =======               =======

5.      MORTGAGE NOTE PAYABLE

        From July 2, 1990, Trinity has operated under a mortgage loan provided by General Electric Capital Corporation ("GECC") in the amount of $13,700,000. The mortgage note payable is secured by an assignment of leases, and by a deed of trust on the rental property. The loan had a term of five years during which no principal payments were required. The loan matured on June 30, 1995, at which date the entire principal and accrued interest was due and payable. The mortgage was in default from that time until March 15, 1996.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)



        A modification agreement was executed on March 15, 1996, curing the default by extending the maturity date of the loan to March 15, 1999. As a condition of the modification, the Partnership paid principal of $560,000. This reduced the mortgage note payable to $13,140,000, which is the outstanding balance at December 31, 1996.

        Interest only, at the Contract Index Rate, on the mortgage is payable monthly beginning April 1, 1996 through March 1, 1999. In addition, beginning April 1, 1996 and continuing each July, October, December and April, installments of principal in the amount equal to 100% of the net cash flow (as defined) is due and payable. On March 15, 1999, the entire unpaid principal and interest is due and payable. The Contract Index Rate is equal to 3.25% per annum in excess of the GECC Composite Commercial Paper Rate. At December 31, 1996, the Contract Index Rate was 8.78%.

        GECC is also entitled to 50% of net sale or refinancing proceeds or, to the extent Trinity is not sold or refinanced by the maturity date, 50% of the appraised net fair market value of Trinity. In addition, if Trinity is refinanced, GECC is entitled to 50% of the fair market value of Trinity above the amount of refinanced debt and can elect to have such amount calculated and paid either at the time of refinancing or upon what would have been the maturity date of the loan had Trinity not refinanced (March 15, 1996). GECC's rights, should it elect to defer its participation to the maturity date, will be secured by a second lien against Trinity.

        Under the agreement with the mortgage lender, Trinity is required to make monthly escrow deposits for taxes. Although not required, the project maintains a segregated account to which it makes monthly deposits for hazard and liability insurance.

        As additional security for all obligations arising under the loan, a $200,000 deposit in a non-interest bearing escrow has been made by NHP and is being held by GECC.

        The liability of the Owner under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

6.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
        PARTNER

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

        The Partnership accrued administrative and reporting fees payable to the General Partner of $115,604 in 1996, 1995 and 1994. The balance owed to NHP at December 31, 1996 and 1995 was $1,106,762 and $991,158, respectively. No payments were made during 1996, 1995 or 1994.

        During 1996, 1995 and 1994, NHP made working capital advances of $669,881, $38,907 and $541, respectively, to the Partnership. During 1996, the Partnership repaid advances of $5,764 to NHP. No repayments of working capital advances were made in 1995 or 1994. The balance owed to NHP at December 31, 1996 and 1995 was $1,912,518 and $1,248,401, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. During 1996, 1995 and 1994, interest accrued was $278,198, $250,478 and $190,594, respectively. During 1996 and

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


1994, interest of $438 and $38,436 was repaid to NHP. The interest balance owed to NHP at December 31, 1996 and 1995 was $1,461,334 and $1,183,574,
respectively. Additionally, Annual Partnership Administrative Fees of $7,500 were accrued by Trinity Apartments during 1996, 1995 and 1994, respectively. These fees are payable to NHP without interest from cash available for distribution to partners. During 1994, $65,625 was paid to NHP for these fees. As of December 31, 1996 and 1995, $15,000 and $7,500, respectively, was owed to NHP for these fees.

        An affiliate of the general partner, NHP Management Company (NHPMC), is the project management agent for Trinity Apartments and each of the properties operated by the Local Limited Partnerships in which the Partnership has invested, except for Royal Towers, that changed management agents on November 1, 1996. NHPMC and other affiliates of NCHP earned $736,326, $707,401 and $629,187 in 1996, 1995 and 1994, respectively, for management fees and other services provided to Trinity Apartments and the Local Limited Partnerships. The management agreements with NHPMC extend, subject to certain conditions, to the year 2020. In 1996, NHP Incorporated, owner of 100% of NHPMC, paid an affiliate of NHP, $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999. At December 31, 1996 and 1995, trade payables included $164,908 and $196,022 due to NHPMC and unpaid by Trinity Apartments and the Local Limited Partnerships.

        Prior to 1996, personnel working at Trinity Apartments and the other property sites were NCHP employees and, therefore, Trinity and the properties reimbursed NCHP for the actual salaries and related benefits. Beginning January 1, 1996, project employees became employees of NHP Incorporated. Total reimbursement for salaries and benefits earned for the years ended December 31, 1996, 1995 and 1994 were approximately $1,004,000, $872,300 and $872,900, respectively.

7.      INCOME TAXES

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

        For Federal income tax purposes, both the Partnership and the four Local Limited Partnerships compute depreciation of the buildings and improvements using the Accelerated Cost Recovery System (ACRS) and the Modified Accelerated Cost Recovery System (MACRS), while for financial statement purposes, depreciation is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy. Rent received in advance is included as income in determining the taxable income or loss for Federal income tax purposes, while for financial statement purposes, it is shown as a liability. Other differences result from the allocation of tax losses in accordance with Section 704(b) of the Internal Revenue Code.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                                  (Continued)


        A reconciliation follows:


                                                                       Years Ended December 31,
                                                          --------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
Net loss per financial statements                            $  (520,270)     $  (889,927)     $  (435,225)

Timing difference - depreciation                                (402,653)        (402,215)        (464,383)

Timing differences in determining
  losses of Local Limited Partnerships:
   Depreciation                                                 (327,580)        (353,959)        (377,724)
   Interest on partner loans                                      16,793            2,580          152,157
   Impairment losses on rental property                        4,613,400            -                -
   Losses taken in excess of financial
     statement investment account                             (6,358,746)      (1,255,387)      (1,514,374)
   Other                                                         217,384          104,556          (84,775)
                                                              ----------       ----------       ----------

Loss per tax return                                          $(2,761,672)     $(2,794,352)     $(2,724,324)
                                                              ==========       ==========       ==========


         As discussed in Note 3, one of the Local Limited Partnerships in which the Partnership has invested may not be able to continue as a going concern. Should a Local Limited Partnership not continue as a going concern or the Partnership itself not continue as a going concern (see Note 8), there could be adverse tax consequences to the partners in the Partnership. The impact of the tax consequences is dependent upon each partner's individual tax situation.

8.       GOING CONCERN CONSIDERATIONS

         Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at December 31, 1996 and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

9. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

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

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

11.      NONCASH INVESTING ACTIVITY

         During 1996 and 1995, the Partnership incurred costs of $4,284 and $9,297, respectively, for additions to building and equipment which are included in accounts payable as of December 31, 1996 and 1995, respectively.

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            A LIMITED PARTNERSHIP

          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION OF

                LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY

                    FUND IV HAS INVESTED DECEMBER 31, 1996


                                                                Initial                             Cost Capitalized
                                                            Cost to Local                              Subsequent
                                                          Limited Partnership                        to Acquisition
                                              ---------------------------------------   --------------------------------------



                                                                    Buildings                                     Carrying
                                                                      and                                           Cost
    Partnership Name          Encumbrances            Land        Improvements           Improvements           Adjustments
---------------------------  --------------   ------------------ --------------------   ------------------   ------------------
 Capital Park
   Limited Partnership            (1)         $       110,000      $       7,634,451     $     1,824,521       $       -

 Kennedy Homes
   Limited Partnership            (1)                 150,000              3,130,682           1,050,356               -

 Loring Towers
   Limited Partnership            (1)                 290,000              5,875,841             535,397              (2,700,000)

 Royal Towers
   Limited Partnership            (1)                 360,000              5,453,177             877,929              (2,113,753)

 Trinity Apartments
   (wholly-owned)                 (1)               3,650,000             18,809,468            (539,712)             (4,091,000)
                                              ---------------      ------------------    ----------------      -----------------

Total, December 31, 1996                      $     4,560,000      $      40,903,619     $     3,748,491       $      (8,904,753)
                                              ===============      ==================    ================      =================



                                             Gross Amount at which Carried
                                                  at Close of Period
                              --------------------------------------------------------------



                                                     Buildings                                       Accumulated
                                                       and                       Total              Depreciation
    Partnership Name                Land           Improvements                 (2) (3)                 (3)
---------------------------    -----------------  ------------------      -------------------     -------------------
 Capital Park
   Limited Partnership            $     110,000    $       9,458,972       $       9,568,972       $       2,597,981

 Kennedy Homes
   Limited Partnership                  150,000            4,181,038               4,331,038               1,340,941

 Loring Towers
   Limited Partnership                  290,000            3,711,238               4,001,238               1,830,078

 Royal Towers
   Limited Partnership                  206,247            4,371,106               4,577,353               1,819,641

 Trinity Apartments
   (wholly-owned)                     3,650,000           14,178,756              17,828,756               4,294,768
                                  --------------   -----------------      -------------------      ------------------

Total, December 31, 1996          $   4,406,247    $      35,901,110      $       40,307,357       $      11,883,409
                                  ==============   =================      ===================      ==================


                                                                      Life upon which
                                                                      depreciation in
                                                                    latest statement of
                                      Date of           Date           operations is
    Partnership Name               Construction       Acquired       computed (years)
---------------------------    ------------------  -------------- ----------------------
 Capital Park
   Limited Partnership                  1969            3/86                5-50

 Kennedy Homes
   Limited Partnership                  1968            3/86                5-50

 Loring Towers
   Limited Partnership                  1970            3/86                5-50

 Royal Towers
   Limited Partnership                  1973            4/86                5-50

 Trinity Apartments
   (wholly-owned)                       1985            4/86                5-50


Total, December 31, 1996


                           See notes to Schedule XI.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

           ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                               DECEMBER 31, 1996



(1)      Schedule of Encumbrances

                                                                      Deferred
                                                                     Acquisition
                                                                      Notes and
                                                    Mortgage           Accrued
         Partnership Name                             Notes           Interest            Total
         ----------------                        --------------- ------------------ -----------------
         Capital Park
           Limited Partnership                     $ 3,942,000       $ 4,932,108       $ 8,874,108

         Kennedy Homes
           Limited Partnership                       1,053,682         3,639,122         4,692,804

         Loring Towers Apartments
           Limited Partnership                       2,610,223         5,191,548         7,801,771

         Royal Towers
           Limited Partnership                       2,562,463         4,826,622         7,389,085

         Trinity Apartments
           (wholly-owned)                           13,140,000             -            13,140,000
                                                    ----------        ----------        ----------

         TOTAL                                     $23,308,368       $18,589,400       $41,897,768
                                                    ==========        ==========        ==========


(2) The aggregate cost of land for Federal income tax purposes is $4,560,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is $42,259,287. The total of the above-mentioned items is $46,819,287.


                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                             A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE XI - REAL ESTATE AND

           ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

             PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                               DECEMBER 31, 1996

                                 (Continued)


(3)      Reconciliation of real estate

                                                                       Years Ended December 31,
                                                    ----------------------------------------------------------------
                                                                 1996               1995             1994
                                                                 ----               ----             ----
         Balance at beginning of period                      $44,660,705       $44,152,250      $43,798,940

           Improvements during the period                        306,652           508,455          507,063

           Loss on reduction of carrying value                (4,660,000)            -                -

           Reduction of land and building from sale
            of parking garage                                      -                 -             (153,753)
                                                              ----------        ----------       ----------

         Balance at end of period                            $40,307,357       $44,660,705      $44,152,250
                                                              ==========        ==========       ==========



         Reconciliation of accumulated depreciation

                                                                       Years Ended December 31,
                                                    ----------------------------------------------------------------
                                                                 1996               1995             1994
                                                                 ----               ----             ----
         Balance at beginning of period                      $10,612,976       $ 9,364,137     $  8,207,750

           Depreciation expense for the period                 1,270,433         1,248,839        1,156,387
                                                             -----------       -----------      -----------

         Balance at end of period                            $11,883,409       $10,612,976     $  9,364,137
                                                              ==========        ==========      ===========


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

         J. Roderick Heller, III (age 59) was elected President, Chief Operating Officer and a Director of NCHP in 1985, Chief Executive Officer of NCHP in
1986, and Chairman in 1988. He currently serves as Chairman, President and Chief Executive Officer of NCHP and its affiliate NHP Incorporated. From 1982 until 1985, Mr. Heller served as President and Chief Executive Officer of Bristol Compressors, Inc., a Bristol, Virginia-based company involved in the manufacturing of air conditioning compressors. From 1971 until 1982, he was a partner in the Washington, D.C. law firm of Wilmer, Cutler & Pickering. Mr. Heller was elected Chairman of the Board of public television station WETA in Washington, D.C., and is a director of Auto-Trol Technology Corporation. Mr. Heller completed his term as a director of a number of nonprofit organizations, including the National Trust for Historic Preservation in 1996 after nine years of service and was Chairman of the Board of The Civil War Trust from 1991 to March 1997.

         Susan R. Baron (age 45) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Danny K. Davis (age 55) has been a Commissioner on the Cook County Board of Commissioners since November 1990. Prior to his service on the Cook County Board, he served as an Alderman on the Chicago City Council for 11 years. Mr. Davis is also a member of numerous civic and professional organizations. He was appointed to the Board of Directors by the President of the United States in September 1994 and continues to serve until the appointment of a successor.

         Alan A. Diamonstein (age 65) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

    Michael R. Eisenson (age 41) is the President and Chief Executive Officer of Harvard Private Capital Group, Inc. ("Harvard Capital"), which manages the direct investment and private equities portfolio of the Harvard University endowment fund. Harvard Capital is the investment advisor for Demeter. Mr. Eisenson joined Harvard

Capital in 1986. Mr. Eisenson is a director of ImmunoGen, Inc., Harken Energy Corporation, and Somatix Therapy Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Eisenson was re-elected to the Board of Directors in 1992 and continues to serve.

         Tim R. Palmer (age 39) joined Harvard Capital in 1990 and is currently Managing Director. From 1987 to 1990, Mr. Palmer was Manager, Business Development, at The Field Corporation, a private investment firm. Mr. Palmer is a director of PriCellular Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Demeter is entitled to elect two members of the NCHP Board of Directors. Pursuant to this agreement, Mr. Palmer was re-elected to the Board of Directors in 1994 and continues to serve.

         Herbert S. Winokur, Jr. (age 53) has served as the President of Winokur & Associates, Inc., an investment and management services firm, and Winokur Holdings, Inc., which is the managing general partner of Capricorn, a private investment partnership, since 1987. Mr. Winokur is the past Chairman of DynCorp and serves as a director of Enron Corporation and NacRe Corporation. Under a Shareholders Agreement between NHP Incorporated, Demeter Holdings Corporation and Capricorn Investors, L.P. (see Item 1 above), Capricorn is entitled to elect one member of the NCHP Board of Directors. Pursuant to this agreement, Mr. Winokur was re-elected to the Board of Directors in 1992 and continues to serve.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         J. Roderick Heller, III (age 59). See "Directors of NCHP."

         Ann Torre Grant (age 39) has served as Executive Vice President, Chief Financial Officer and Treasurer of NCHP since February 1995. She was Vice President and Treasurer of USAir, Inc. and USAir Group, Inc. from 1991 through January 1995, and held other finance positions at the airline between 1988 and 1991. From 1983 to 1988, she held various finance positions with American Airlines, Inc. Ms. Grant serves as a director of the Franklin Mutual Series Funds.

         Joel F. Bonder (age 48) has served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Eric N. Ross (age 35) has served as Vice President, Asset Management of NCHP since May 1996. He is responsible for delivery of asset management services to NCHP's affiliated ownership organization and to other multifamily owners. Previously, Mr. Ross served as Vice President, Finance, from March 1995 to May 1996 and Vice President, Asset Management, from September 1992 to March 1995. Prior to joining NHP in 1992, Mr. Ross was Assistant Vice President in Asset Management for Winthrop Financial Associates.

         Charles S. Wilkins, Jr. (age 46) has served as Senior Vice President of NHP since September 1988 and is currently responsible for legislative and regulatory affairs. He was formerly responsible for asset and property management of the affordable multifamily portfolio. Prior to joining NCHP, Mr. Wilkins was Senior Vice President of Westminster Company, a regional real estate development firm where he was responsible for the property management of a diverse portfolio of properties. Mr. Wilkins is immediate past-president of the National Assisted

Housing Management Association and is a director of the National Leased Housing Association as well as various regulatory committees, including the Executive Committee of the HUD Occupancy Task Force.

         Jeffrey J. Ochs (age 39) has served as Vice President and Chief Accounting Officer of NCHP since September 1995. From 1994 until September 1995, Mr. Ochs was Assistant Controller of USAir, Inc. From 1987 to 1994, he held various accounting positions with USAir, Inc.

         Eugene H. Goodsell (age 43) serves as Vice President and Controller of NCHP. He has been with NCHP since 1983. Prior to joining NHP, Mr. Goodsell, a CPA, was an audit manager with the public accounting firm of Arthur Andersen LLP.

        (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11.  Executive Compensation

        National Housing Partnership Realty Fund IV has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1996:

        (i) Administrative and reporting fees of $115,604 accrued during the year but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services. No payments were made in 1996.

        (ii) Annual partnership administration fee of $30,000 to the General Partner for its services as General Partner of the four Local Limited Partnerships. Payments of $88,750 were made in 1996. Trinity Apartments also accrued $7,500 in such fees during 1996.

        (iii) During 1996, the Local Limited Partnerships repaid to NHP $107 of accrued interest on Partner advances.

        (iv) An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for the projects operated by the Local Limited Partnerships, as well as Trinity Apartments.. During 1996, NHPMC and other affiliates of NCHP earned $517,575 and $218,751 for management fees and other services provided to the Local Limited Partnerships and Trinity Apartments, respectively.

        (v) In 1996, personnel working at the project sites which were managed by NHPMC were NHP Incorporated employees, and therefore the project reimbursed NHP Incorporated for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1996, were approximately $714,000 for the Local Limited Partnerships and $291,000 for Trinity Apartments.

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

                                    PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Documents filed as a part of this report:

              1. Financial Statements

                 The financial statements, notes, and reports listed below are included herein:

                                                                          Page
                                                                          ----
                 Independent Auditors' Report                              12

                 Statements of Financial Position,
                 December 31, 1996 and 1995                                13

                 Statements of Operations for the Years
                 Ended December 31, 1996, 1995 and 1994                    14

                 Statements of Partners' Equity
                 (Deficit) for the Years Ended
                 December 31, 1996, 1995 and 1994                          15

                 Statements of Cash Flows for the Years Ended
                 December 31, 1996, 1995 and 1994                          16

                 Notes to Financial Statements                             18

                 Schedule XI - Real Estate and
                 Accumulated Depreciation of Partnership and
                 Local Limited Partnerships in which NHP
                 Realty Fund IV has Invested, December 31, 1996            29


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

              3. Exhibits

                 The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein by reference:

                                                                          Page
                                                                          ----
                 Independent Auditors' Report                             39

                 Combined Statements of Financial
                 Position, December 31, 1996 and 1995                     40

                 Combined Statements of Operations for the Years
                 Ended December 31, 1996, 1995 and 1994                   41

                 Combined Statements of Partners'
                 (Deficit) for the Years
                 Ended December 31, 1996, 1995 and 1994                   42

                 Combined Statements of Cash
                 Flows for the Years Ended
                 December 31, 1996, 1995 and 1994                         43

                 Notes to Combined Financial Statements                   46


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




March 26, 1997                      /s/ J. Roderick Heller, III
--------------                      --------------------------------------------
Date                                J. Roderick Heller, III, Chairman, President
                                    and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 26, 1997                      /s/ J. Roderick Heller, III
--------------                      -------------------------------------------
Date                                J. Roderick Heller, III
                                    Chairman, President, Chief Executive
                                    Officer and Director




March 26, 1997                      /s/ Ann Torre Grant
--------------                      -------------------------------------------
Date                                Ann Torre Grant
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer




March 26, 1997                      /s/ Jeffrey J. Ochs
--------------                      -------------------------------------------
Date                                Jeffrey J. Ochs
                                    Vice President and Chief Accounting Officer

March 26, 1997                                            *
--------------                      -------------------------------------------
Date                                Susan R. Baron, Director



March 26, 1997                                            *
--------------                      -------------------------------------------
Date                                Michael R. Eisenson, Director



March 26, 1997                                            *
--------------                      -------------------------------------------
Date                                Danny K. Davis, Director



March 26, 1997                                            *
--------------                      -------------------------------------------
Date                                Tim R. Palmer, Director



March 26, 1997                                            *
--------------                      -------------------------------------------
Date                                Alan A. Diamonstein, Director




March 26, 1997                                            *
--------------                      -------------------------------------------
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


           *By J. Roderick Heller, III pursuant to Power of Attorney.



                          /s/ J. Roderick Heller, III
                          ---------------------------

Independent Auditors' Report




To The Partners of
    National Housing Partnership Realty Fund IV
Vienna, VA


We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 1996 and 1995, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 1996 and 1995 and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Washington, D.C.
March 10, 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                         December 31,
                                                                            -----------------------------------
                                                                                   1996                1995
                                                                                   ----                ----
                                  ASSETS

Cash and cash equivalents                                                     $    227,865       $    383,269

Accounts receivable, net (Note 2 and 16)                                         1,951,957            147,081

Tenants' security deposits held in trust funds                                     109,542             90,459

Prepaid taxes and insurance                                                         16,952             20,331

Reserve for painting and decorating                                                 98,946             78,555

Deferred costs                                                                      24,486             20,405

Mortgage escrow deposits (Note 5)                                                1,273,037          1,124,171

Rental property, net (Note 4)                                                   14,889,960         20,258,964
                                                                               -----------        -----------

                                                                              $ 18,592,745       $ 22,123,235
                                                                               ===========        ===========

                     LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Trade payables                                                             $  2,204,193       $    392,567
   Accrued real estate taxes                                                       257,200            247,775
   Due to management agent - NHPMC (Note 9)                                        163,637            169,072
   Accrued interest on mortgage notes                                                8,865             10,281
   Due to partners (Note 7)                                                        116,429            174,275
   Accrued interest on partner loans                                                16,870             14,039
                                                                               -----------        -----------

                                                                                 2,767,194          1,008,009

Tenants' security deposits payable                                                  99,111             91,487

Deferred income                                                                        833             11,043

Deferred acquisition notes payable (Note 6)                                      7,174,900          7,174,900

Accrued interest on deferred acquisition notes (Note 6)                         11,414,500          9,847,967

Mortgage notes payable (Note 5)                                                 10,168,368         10,513,680

Partners' deficit                                                              (13,032,161)        (6,523,851)
                                                                               -----------        -----------

                                                                              $ 18,592,745       $ 22,123,235
                                                                               ===========        ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS



                                                                          Years Ended December 31,
                                                             ----------------------------------------------
                                                                  1996             1995             1994
                                                                  ----             ----             ----
REVENUES:
   Rental income (Note 3)                                    $ 4,613,768      $ 4,665,078      $ 4,481,127
   Interest income                                                51,018           55,367           30,750
   Other income                                                  122,231          258,181          365,545
                                                             -----------      -----------      -----------

                                                               4,787,017        4,978,626        4,877,422
                                                             -----------      -----------      -----------

EXPENSES:
   Administrative expenses                                       227,599          229,382          318,734
   Utilities and operating expenses                            1,794,706        1,786,705        1,786,239
   Management and other services
     from related party (Note 9)                                 517,575          501,645          430,115
   Salaries and related benefits
     to related party (Note 9)                                   713,687          642,425          612,715
   Depreciation and amortization                                 925,158          887,747          849,225
   Taxes and insurance                                           628,540          589,032          615,298
   Financial expenses - primarily interest (Note 5)              166,243          188,182          210,830
   Interest on acquisition notes (Note 6)                      1,566,533        1,450,521        1,304,903
   Other entity expense                                              885            -                  667
   Annual partnership administrative fees
     to General Partner (Note 7)                                  30,000           30,000           30,000
   Impairment losses on rental property (Note 14)              4,660,000            -                -
   Loss on sale of parking garage                                  -                -              181,213
                                                             -----------      -----------      -----------

                                                              11,230,926        6,305,639        6,339,939
                                                             -----------      -----------      -----------

NET LOSS                                                     $(6,443,909)     $(1,327,013)     $(1,462,517)
                                                             ===========      ===========      ===========





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT



                                                    National
                                                     Housing                     The
                                                   Partnership                National
                                                  Realty Fund                  Housing
                                                       IV                    Partnership            Total
                                               ------------------            -----------      -----------------
Deficit at January 1, 1994                       $ (3,570,252)               $ (97,803)        $ (3,668,055)

   Distributions                                      (45,307)                    (458)             (45,765)

   Net loss                                        (1,447,892)                 (14,625)          (1,462,517)
                                                 ------------                ---------         ------------

Deficit at December 31, 1994                       (5,063,451)                (112,886)          (5,176,337)

   Distributions                                      (20,296)                    (205)             (20,501)

   Net loss                                        (1,313,743)                 (13,270)          (1,327,013)
                                                 ------------                ---------         ------------

Deficit at December 31, 1995                       (6,397,490)                (126,361)          (6,523,851)

  Distributions                                       (63,757)                    (644)             (64,401)

  Net loss                                         (6,379,470)                 (64,439)          (6,443,909)
                                                 ------------                ---------         ------------

Deficit at December 31, 1996                     $(12,840,717)               $(191,444)        $(13,032,161)
                                                 ============                =========         ============

Percentage interest at
  December 31, 1994, 1995 and 1996                    (A)                       (B)
                                                 ============                =========


(A) Holds a 99% limited partnership interest in four Local Limited Partnerships.

(B) Holds a 1% general partnership interest in four Local Limited Partnerships.





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS


                                                                            Years Ended December 31,
                                                              ---------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Rental receipts                                           $4,567,289       $4,596,918       $4,448,945
    Interest receipts                                             51,594           55,768           28,853
    Other receipts                                               106,311          310,478          322,477
    Administrative expenses paid                                (216,703)        (243,969)        (216,562)
    Administrative salaries paid                                (345,001)        (319,584)        (283,622)
    Management fees paid to related party                       (391,982)        (382,452)        (326,721)
    Computer and accounting fees paid                            (50,963)         (46,327)         (46,327)
    Utilities paid                                              (863,393)        (775,058)        (786,751)
    Operating and maintenance expenses paid                   (1,037,509)        (915,996)      (1,058,130)
    Operating and maintenance payroll paid                      (368,686)        (322,841)        (329,093)
    Real estate taxes paid                                      (328,429)        (321,803)        (388,960)
    Payroll taxes paid                                           (63,564)         (62,884)         (56,392)
    Miscellaneous taxes paid                                     (29,984)          (9,526)          (7,934)
    Property insurance paid                                      (99,470)        (109,621)         (79,096)
    Miscellaneous insurance paid                                 (94,552)        (101,782)         (97,494)
    Interest on mortgage notes paid                             (110,724)        (133,050)        (154,454)
    Mortgage insurance premium paid                              (51,494)         (53,176)         (54,782)
    Miscellaneous financial expenses paid                            (40)            (106)            (177)
    Payment of annual partnership administrative fees
     to General Partner in lieu of distributions                 (88,750)         (15,000)         (22,500)
    Payment of interest on partner loans                            (107)            (205)           -
    Interest earned on entity funds                                  219            -                -
                                                            ------------    -------------     ------------
     Net cash provided by rental operating activities            584,062        1,149,784          891,280

    (Increase) decrease in tenants' security deposits
     held in trust fund                                          (19,083)           1,967           (1,133)

    Increase in tenants' security deposits payable                 7,624              196            3,388
                                                            ------------    -------------     ------------

     Net cash provided by operating activities                   572,603        1,151,947          893,535
                                                            ------------    -------------     ------------





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                                       Years Ended December 31,
                                                            -------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment purchases                                      $   (220,821)    $   (358,346)    $   (458,522)
   Payments to mortgage escrow deposits                         (750,741)        (896,472)        (764,505)
   Disbursements from mortgage escrow deposits                   637,588          717,820          801,453
   Interest earned on mortgage escrow deposits                   (35,713)         (35,795)         (21,495)
   Payments to reserve for painting and decorating               (18,000)         (18,000)         (18,000)
   Interest earned on reserve for painting and decorating         (2,391)          (1,454)            (942)
   Payment of deferred costs                                     (24,486)         (20,405)           -
   Decrease (increase) in due from mortgagee                      96,470          (85,433)          (4,413)
                                                            ------------     ------------     ------------

   Net cash used in investing activities                        (318,094)        (698,085)        (466,424)
                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                     (64,401)         (20,501)         (45,765)
   Payments of principal on mortgage notes                      (345,312)        (320,952)        (336,745)
   Repayment of loans from partners                                 (200)            (667)            -
                                                            ------------     ------------     ------------

   Net cash used in financing activities                        (409,913)        (342,120)        (382,510)
                                                            ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                   (155,404)         111,742           44,601

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              383,269          271,527          226,926
                                                            ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $    227,865     $    383,269     $    271,527
                                                            ============     ============     ============





                  See notes to combined financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Continued)


                                                                                       Years Ended December 31,
                                                                           --------------------------------------------------
                                                                                   1996            1995              1994
                                                                                   ----            ----              ----
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                    $ (6,443,909)    $(1,327,013)    $(1,462,517)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Depreciation and amortization                                                925,158         887,747         849,226
       Mortgagor entity expenses                                                  1,600,356       1,483,332       1,519,007
       Impairment losses on rental property                                       4,660,000           -               -
       Decrease (increase) in receivable from tenants, net                            1,202           4,642          (2,295)
       (Increase) decrease in receivable for FHA subsidy                            (24,180)          6,143          75,356
       Increase in insurance proceeds receivable                                 (1,881,144)          -               -
       Decrease (increase) in interest receivable                                     2,776             976          (1,100)
       Decrease in prepaid property insurance                                         3,379          11,329           4,955
       Decrease in prepaid mortgage insurance                                         -               -                  27
       Increase (decrease) in trade payables                                         41,043          87,859         (19,742)
       Decrease in accrued wages and payroll taxes                                    -               -             (19,378)
       Increase in fire damage payable                                            1,787,185           -               -
       Decrease in accrued interest on mortgage note                                 (1,416)         (1,598)         (1,723)
       Increase (decrease) in accrued real estate taxes                               9,425         (17,427)        (40,598)
       Increase (decrease) in management fee payable                                  3,035         (21,211)         54,562
       Payment of annual partnership administrative fees
         to General Partner in lieu of distributions                                (88,750)        (15,000)        (22,500)
       Payment of interest on partner loans                                            (107)           (205)          -
       (Decrease) increase in deferred income                                       (10,210)          8,210           -
       (Increase) decrease in tenants' security deposits
           held in trust funds                                                      (19,083)          1,967          (1,133)
       Decrease (increase) in other receivable                                        -              42,000         (42,000)
       Increase in tenants' security deposits payable                                 7,624             196           3,388
       Interest earned on entity funds                                                  219           -               -
                                                                                 ----------      ----------      ----------

Total adjustments                                                                 7,016,512       2,478,960       2,356,052
                                                                                 ----------      ----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $    572,603     $ 1,151,947     $   893,535
                                                                                ===========      ==========      ==========





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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


2.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                                                   December 31,
                                                                       ---------------------------------
                                                                             1996               1995
                                                                             ----               ----
                          Due from tenants                               $   16,801           $ 31,406
                          Insurance loss claim receivable                 1,881,144              -
                          FHA                                                36,686             12,506
                          Interest                                              748              3,524
                          Due from mortgagee                                 27,546            124,016
                                                                        -----------            -------

                                                                          1,962,925            171,452

                          Less allowance for doubtful accounts              (10,968)           (24,371)
                                                                        -----------           --------

                          Net accounts receivable                        $1,951,957           $147,081
                                                                        ===========           ========


3.      HOUSING ASSISTANCE AGREEMENTS

        The Federal Housing Administration (FHA) has contracted with the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five-year renewal options. The agreements expire at various dates ranging from 1997 to 2008 as follows:

         The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units         Subsidized Units
                                                              Expiring as a            Expiring as a
                                       Number              Percentage of Total         Percentage of
                                       of Units             Subsidized Units            Total Units
                                       --------          ----------------------    ----------------------
                       1997              360                      40%                       39%
                       1998              259                      29%                       28%
        2006 and thereafter              277                      31%                       30%
                                         ---                    ----                        --

                      Total              896                     100%                       97%
                                         ===                     ===                        ==

         Of the contracts above expiring during 1997, contracts for 237 units expire prior to September 30, 1997. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contract covering the remaining 123 units expires in October, 1997. It is uncertain whether this agreement will be renewed, as well as the remaining contracts expiring after 1997, and if so, on what terms.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


        For the past several years, various proposals have been advanced by HUD, the Congress and others proposing the restructuring of the Section 8. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's HAP Contract, with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for that geographic area.

        Congress has not yet accepted any of these restructuring proposals and instead has elected to renew expiring Section 8 HAP Contracts for one year terms, generally at existing rents. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         The Local Limited Partnerships received a total of $3,337,702, $3,407,079 and $3,275,260 during 1996, 1995 and 1994, respectively, in the form of housing assistance payments which is included in "Rental Income" in the combined statements of operations.


4.       RENTAL PROPERTY

         Rental property consists of the following:

                                                                               December 31,
                                                               ----------------------------------------
                                                                      1996                     1995
                                                                      ----                     ----
                 Land                                            $   756,247              $   756,247
                 Buildings and improvements                       18,970,653               23,630,653
                 Furniture and equipment                           2,751,701                2,555,952
                                                                  -----------             -----------

                                                                  22,478,601               26,942,852

                 Less accumulated depreciation                    (7,588,641)              (6,683,888)
                                                                 -----------              -----------

                 Rental property, net                            $14,889,960              $20,258,964
                                                                 ===========              ===========


5.      MORTGAGE NOTES PAYABLE

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

        Approximate maturities of mortgage notes payable for the next five years and thereafter are as follows:

                                  1997                   $   372,000
                                  1998                       400,000
                                  1999                       431,000
                                  2000                       464,000
                                  2001                       500,000
                                  Thereafter               8,001,000
                                                          ----------

                                                         $10,168,000
                                                          ==========

6.       DEFERRED ACQUISITION NOTES PAYABLE

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

7.       DUE TO PARTNERS

         Annual partnership administration fees of $30,000 were accrued for 1996, 1995 and 1994. The Local Limited Partnerships paid $88,750, $15,000 and $22,500 in such fees during 1996, 1995 and 1994, respectively. These fees are payable to NHP without interest from surplus cash available for distribution to partners. The accumulated fees owed to NHP were $103,125 and $161,875 at December 31, 1996 and 1995, respectively.

         During 1996, NHP advanced $1,104 to one Local Limited Partnership to fund the Local Limited Partnership's entity expenses. Interest is charged at a rate equal to the Chase Manhattan prime rate plus 2%. No payments were made during 1996.

         During 1996, one Local Limited Partnership repaid principal and interest in the amounts of $200 and $107, respectively, to National Housing Partnership Realty Fund IV. As of December 31, 1996, the Limited Partner, National Housing Partnership Realty Fund IV, had advanced $12,000 to a Local Limited Partnership to help defray operating deficits subsequent to NHP's guarantee period and $200 to one Local Limited Partnerships to fund partnership entity expenses. Interest is charged at the rate of Chase Manhattan prime plus 2%. The advance and interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


8.       FEDERAL AND STATE INCOME TAXES

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

         A reconciliation follows:

                                                                       Years Ended December 31,
                                                           ------------------------------------------------
                                                                 1996             1995              1994
                                                                 ----             ----              ----
  Net loss per combined financial
    statements                                               $(6,443,909)     $(1,327,013)     $(1,462,516)
  Depreciation                                                  (330,888)        (357,534)        (381,541)
  Impairment losses on rental property                         4,660,000            -                -

  Other                                                           56,367          (95,355)         (96,308)
                                                             -----------      -----------      -----------

  Loss per tax returns                                       $(2,058,430)     $(1,779,902)     $(1,940,365)
                                                             ===========      ===========      ===========


9.       RELATED PARTY TRANSACTIONS

         The General Partner of the Partnership is The National Housing Partnership (NHP). National Corporation for Housing Partnerships (NCHP) is the sole general partner of NHP. NHP is the sole general partner of the Local Limited Partnerships. An affiliate of the general partner, NHP Management Company (NHPMC), is the project management agent for the projects operated by the Local Limited Partnerships except for Royal Towers, that changed management agent on November 1, 1996. During 1996, 1995 and 1994, NHPMC and other affiliates of NCHP earned $517,575, $501,645 and $430,115, respectively, for management fees and other services provided to the Local Limited Partnerships. The management agreements with NHPMC, extend, subject to certain conditions, to the year 2020. As of December 31, 1996 and 1995, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $163,637 and $169,072, respectively.

         Beginning January 1, 1996, personnel working at the project sites which are managed by NHPMC are NHP Incorporated employees, and therefore the projects reimburse NHP Incorporated for the actual salaries and related benefits. Prior to 1996, personnel working at the project sites were NCHP employees. At December 31, 1996, trade

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


payables include $16,413 due to NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1996, 1995 and 1994 were approximately $714,000, $642,000 and $613,000, respectively.

         As of November 1, 1996, Metro Management Company became the new project management agent for one Local Limited Partnership, Royal Towers Limited Partnership, under an agreement extending through October 1998. The new management agent receives a fee for its services as management agent equal to 7% of the project's rental collections.

10.      NON-CASH INVESTING ACTIVITIES

         At December 31, 1996, two of the Local Limited Partnerships had purchased $21,945 in additions to rental property and at December 31, 1995, three Local Limited Partnership had purchased $47,017 of additions to rental property which are included in trade payables.

11.      FUTURE OPERATIONS AND CASH FLOWS

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

         The total assets, deficit, revenues and net loss of Royal Towers represent 27%, 36%, 22% and 38% of the applicable amounts included in the accompanying combined financial statements as of December 31, 1996 and for the year then ended.

12.      DRUG ELIMINATION GRANT PROGRAM

         Two Local Limited Partnerships have entered into grant agreements with HUD under the Drug Elimination Grant Program (the "Program") to assist in the elimination of illegal drugs and the associated crime at the properties. The grant agreements are dated August 1993 and July 1994, and the amounts awarded are $175,000 and $164,387, respectively. During 1995, one of the Local Limited Partnerships received $156,034 for costs incurred under the program, of which $35,167 is included in miscellaneous operating expenses and $120,867 has been capitalized in rental property. During 1994, one of the Local Limited Partnerships received $174,993 for costs incurred under the program, of which $385 is included in miscellaneous operating expenses and $174,608 has been capitalized in rental property.

13.      SALE OF PARKING GARAGE

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

14.      IMPAIRMENT LOSS ON RENTAL PROPERTY

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of this Statement during the year ended December 31, 1996 required an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell.

         During 1996, Royal Towers Limited Partnership and Loring Tower Associates Limited Partnership, recognized impairment losses on their rental properties in the amounts of $1,960,000 and $2,700,000, respectively. Because the Local Limited Partnerships' deferred acquisition notes are due March 27, 2001(Note 6), the Local Limited Partnerships estimated net cash flow only for the period January 1, 1997 to March 27, 2001. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

         Additionally, regardless of whether a impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1996. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

16.      FIRE LOSS CONTINGENCY

         On December 1, 1996, a fire occurred at the Royal Towers Limited Partnership project site. The fire damages and lost rents are estimated to be approximately $3,000,000. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which includes $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December. Due to the fire, all tenants had to vacate the building. Therefore, no rental receipts were recorded for the month of December including subsidy payments. For Royal Towers Limited Partnership, total rent

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                 (Continued)


revenue on the accompanying combined Statement of Operations consists of 11 months. The insurance proceeds to cover the loss of rent for the month of December are included in Other Income on the accompanying Combined Statement of Operations.