Form 10-Q
period 1997-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1997-05-12
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                         8065 LEESBURG PIKE, SUITE 400
                             VIENNA, VIRGINIA 22182
                    (Address of principal executive offices)
                                   (Zip Code)


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
                        STATEMENTS OF FINANCIAL POSITION



                                                                            March 31,
                                                                               1997            December 31,
                                                                           (Unaudited)             1996
                                                                          ------------         ------------
                              ASSETS
                              ------

Cash and cash equivalents                                                 $    77,394           $    70,382
Accounts receivable                                                            24,802                25,148
Prepaid insurance and tenant security deposits                                150,204                87,420
Real estate tax escrow                                                        126,266               583,265
Reserve for insurance premiums                                                 17,668                70,043
Investments in and advances to Local Limited Partnerships (Note 2)              -                     -
Land                                                                        3,650,000             3,650,000
Building and improvements - less accumulated depreciation
  of $4,386,187 and $4,294,768                                              9,799,369             9,883,988
Deferred finance costs                                                         69,402                78,262
                                                                          -----------           -----------

                                                                          $13,915,105           $14,448,508
                                                                          ===========           ===========

                 LIABILITIES AND PARTNERS' DEFICIT
                 ---------------------------------

Liabilities:
   Accounts payable and accrued expenses from rental operations           $   396,899           $   921,041
   Administrative and reporting fee payable to General Partner (Note 3)     1,135,663             1,106,762
   Due to General Partner (Note 3)                                          1,929,393             1,927,518
   Accrued interest on partner loans (Note 3)                               1,548,671             1,461,334
   Other accrued expenses                                                      50,745                38,745
   Mortgage note payable                                                   13,126,099            13,140,000
                                                                          -----------           -----------

                                                                           18,187,470            18,595,400
                                                                          -----------           -----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                 (172,418)             (171,163)
   Original Limited Partner -- 1133 Fifteenth Street Four Associates         (177,318)             (176,063)
   Other Limited Partners --15,414 investment units                        (3,922,629)           (3,799,666)
                                                                          -----------            ----------

                                                                           (4,272,365)           (4,146,892)
                                                                          -----------            ----------

                                                                          $13,915,105           $14,448,508
                                                                          ===========           ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                       Three Months Ended March 31,
                                                                   ------------------------------------
                                                                      1997                      1996
                                                                   ----------                ----------
         RENTAL REVENUES                                          $   848,282                $  826,902
                                                                  -----------                ----------

         RENTAL EXPENSES:
            Interest                                                  287,351                   304,152
            Renting and administrative                                100,323                    99,269
            Operating and maintenance                                 160,527                   179,418
            Depreciation and amortization                             100,279                    81,710
            Taxes and insurance                                       195,418                   222,501
                                                                  -----------                ----------

                                                                      843,898                   887,050
                                                                  -----------                ----------

         PROFIT (LOSS) FROM RENTAL OPERATIONS                           4,384                   (60,148)
                                                                  -----------                ----------

         COSTS AND EXPENSES:
            Interest on due to General Partner (Note 3)                87,337                    67,105
            Administrative and reporting fees to
              General Partner (Note 3)                                 28,901                    28,901
            Other operating expenses                                   14,753                    19,886
                                                                  -----------                ----------

                                                                      130,991                   115,892
                                                                  -----------                ----------

         OTHER REVENUES:
            Interest income                                             1,134                       937
                                                                  -----------                ----------

         NET LOSS                                                 $  (125,473)               $ (175,103)
                                                                  ===========                ==========

         NET LOSS ASSIGNABLE TO LIMITED PARTNERS                  $  (122,963)               $ (171,601)
                                                                  ===========                ==========

         NET LOSS PER LIMITED PARTNERSHIP
           INTEREST                                               $        (8)               $      (11)
                                                                  ===========                ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership      Street Four        Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Deficit at January 1, 1997               $(171,163)       $(176,063)     $(3,799,666)     $(4,146,892)

Net loss -- three months ended
  March 31, 1997                            (1,255)          (1,255)        (122,963)        (125,473)
                                         ---------        ---------      -----------      -----------

Deficit at March 31, 1997                $(172,418)       $(177,318)     $(3,922,629)     $(4,272,365)
                                         =========        =========      ===========      ===========

Percentage interest at March 31, 1997            1%               1%              98%             100%
                                         =========        =========      ===========      ===========
                                               (A)              (B)              (C)

(A)      General Partner
(B)      Original Limited Partner
(C) Consists of 15,414 investment units of 0.006358% held by 1,289 investors





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                1997              1996
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                                       $     825,991         $  799,535
   Interest received                                                              1,134                937
   Other income                                                                  20,212             27,974
   Operating expenses paid, including rental expenses                        (1,041,090)          (880,933)
   Mortgage interest paid                                                      (287,908)          (307,691)
                                                                          -------------         ----------

     Net cash used in operating activities                                     (481,661)          (360,178)
                                                                          -------------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (6,800)           (39,902)
   Deposits to real estate tax escrow                                          (149,931)          (242,400)
   Withdrawals from real estate tax escrow                                      606,930            625,081
   Deposits to reserve for insurance premiums                                   (21,215)            (8,311)
   Withdrawals from reserve for insurance premiums                               73,590             34,224
                                                                          -------------         ----------

   Net cash provided by investing activities                                    502,574            368,692
                                                                          -------------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of principal on mortgage note                                       (13,901)              -
                                                                          -------------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         7,012              8,514

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                         70,382             35,568
                                                                          -------------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $      77,394         $   44,082
                                                                          =============         ==========

SUPPLEMENTAL INFORMATION
   Loan from General Partner for reduction of mortgage
     principal and refinancing costs                                      $       -             $  667,201
                                                                          =============         ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)




                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                1997              1996
                                                                                ----              ----
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                                                     $(125,473)         $(175,103)
                                                                             ---------          ---------

Adjustments to reconcile net loss to net cash used in
  operating activities -
   Depreciation                                                                 91,419             80,221
   Amortization                                                                  8,860              1,489
   Mortgagor entity expenses                                                     -                  1,509
   Decrease in accounts receivable                                                 346              -
   Increase in prepaid insurance, utility, and tenant
     security deposits                                                         (62,784)           (59,661)
   Decrease in accounts payable and accrued expenses
     from rental operations                                                   (524,142)          (316,514)
   Increase in administrative and reporting fees payable
     to General Partner                                                         28,901             28,901
   Increase in due to General Partner                                            1,875              1,875
   Increase in accrued interest on partner loans                                87,337             67,105
   Increase in other accrued expenses                                           12,000             10,000
                                                                             ---------          ---------

     Total adjustments                                                        (356,188)          (185,075)
                                                                             ---------          ---------

Net cash used in operating activities                                        $(481,661)         $(360,178)
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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in NHP Realty Fund IV's Annual Report filed in Form 10-K for the year ended December 31, 1996.

(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1997 and December 31, 1996 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $367,595 and $458,725 of losses from Local Limited Partnerships during the three months ended March 31, 1997 and 1996, respectively. As of March 31, 1997 and December 31, 1996, the Partnership had not recognized $12,997,979 and $12,630,384, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of March 31, 1997.

         The following are combined statements of operations for the three months ended March 31, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                       COMBINED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended March 31,
                                                                 -------------------------------------
                                                                     1997                      1996
                                                                 -------------            ------------
         Rental income                                            $ 1,216,403              $ 1,132,814
         Other income                                                  27,528                   23,205
                                                                  -----------              -----------

             Total income                                           1,243,931                1,156,019
                                                                  -----------              -----------

         Operating expenses                                           772,160                  819,305
         Interest, taxes and insurance                                605,189                  575,622
         Depreciation                                                 237,890                  224,451
                                                                  -----------              -----------

             Total expenses                                         1,615,239                1,619,378
                                                                  -----------              -----------

         Net loss                                                 $  (371,308)             $  (463,359)
                                                                  ===========              ===========

         National Housing Partnership Realty Fund IV
           share of losses                                        $  (367,595)             $  (458,725)
                                                                  ===========              ===========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the three month periods ended March 31, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $28,901 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the three

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         months ended March 31, 1997 and 1996. The amount due the General Partner by the Partnership was $1,135,663 and $1,106,762 at March 31, 1997 and December 31, 1996, respectively.

         During the three months ended March 31, 1996, the General Partner made a payment on behalf of Trinity Apartments to General Electric Capital Corporation (GECC) of $667,201 as a condition of a new mortgage modification agreement, effective March 15, 1996. In addition, the General Partner paid entity expenses of $1,509 on behalf of Trinity Apartments. During the three months ended March 31, 1997, there were no working capital advances to the Partnership. No repayments of working capital advances were made during the three months ended March 31, 1997 and 1996. The amount owed to the General Partner at March 31, 1997 and December 31, 1996, was $1,912,518. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,548,671 and $1,461,334 at March 31, 1997 and December 31, 1996, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $1,875 were accrued on behalf of Trinity Apartments during the three months ended March 31, 1997 and 1996. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the three months ended March 31, 1997 and 1996. The balance owed to the General Partner for these fees was $16,875 and $15,000 at March 31, 1997 and December 31, 1996, respectively, and is included in Due to General Partner.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which many affiliated properties receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. These proposals generally seek to lower subsidized rents to market levels and to lower required debt service costs as needed to ensure financial viability at the reduced rents, but utilize varying approaches to achieve that goal. Congress is currently also considering various proposals for the renewal of Section 8 contracts that will expire during the federal fiscal year 1998 (October 1997 through September 1998). While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the three months ended March 31, 1997 was $481,661 as compared to $360,178 for the three months ended March 31, 1996. The increase to cash used in operations resulted primarily from an increase in operating expenses paid, partially offset by an increase in rent collections, and a decrease in mortgage interest paid.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,400 as of March 31, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

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



accounting for the Partnership's investments, as of March 31, 1997, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no distributions during the three months ended March 31, 1997 and 1996. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $77,394 at March 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1997, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of March 31, 1997, the Partnership owes the General Partner $1,135,663 for administrative and reporting services performed. During the three months ended March 31, 1996, the General Partner made a payment on behalf of Trinity Apartments of $667,201 as a condition of a new mortgage modification agreement effective March 15, 1996. As of March 31, 1997, the Partnership owes the General Partner $1,929,393 plus accrued interest of $1,548,671. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. NHP will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On March 15, 1996, a modification to the original loan agreement became effective which extended the due date of Trinity's mortgage note to March 15, 1999. Under the revised agreement, interest is payable monthly at a variable rate equal to 3.25% above the lender's commercial paper rate. Principal is payable quarterly in an amount equal to 100% of Trinity's net cash flow, as defined in the agreement, with the remaining principal balance due and payable March 15, 1999. During the three months ended March 31, 1997, Trinity paid $13,901 of mortgage principal from net cash flow.

Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and NHP's interests in the Local Limited Partnerships. In the event of a default on the notes, the noteholders would be able to assume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the Properties. The deferred acquisition notes mature in 2001.

In prior years, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which has necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

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




The Partnership's net loss decreased to $125,473 for the three months ended March 31, 1997 from a net loss of $175,103 for the three months ended March 31, 1996. Net loss per unit of limited partnership interest decreased from $11 to $8 for the 15,414 units outstanding throughout both periods. The primary reasons for the decrease in net loss is the decrease in loss from rental operations at Trinity Apartments, which was primarily due to an increase in rental income and a decrease in real estate tax and interest expense. The Partnership did not recognize $367,595 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $91,130 between periods, primarily due to an increase in rental income.

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



                         NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                         -------------------------------------------
                         (Registrant)


                         By:     The National Housing Partnership,
                                 its sole General Partner


                         By:     National Corporation for Housing
                                 Partnerships, its sole General Partner



May 12, 1997             By:                           /s/
------------                     ----------------------------------------------
                                 Jeffrey J. Ochs
                                 As Vice President and Chief Accounting Officer