Form 10-Q
period 1997-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1997-08-12
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Yes   X          No
   --------         ------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION



                                                                                   June 30,
                                                                                     1997              December 31,
                                                                                  (Unaudited)              1996
                                                                                  -----------          -----------
                                                                ASSETS
                                                                ------

Cash and cash equivalents                                                         $   106,042          $    70,382
Accounts receivable                                                                     -                   25,148
Prepaid insurance and tenant security deposits                                        131,819               87,420
Real estate tax escrow                                                                296,603              583,265
Reserve for insurance premiums                                                         40,765               70,043
Investments in and advances to Local Limited Partnerships (Note 2)                      -                     -
Land                                                                                3,650,000            3,650,000
Building and improvements - less accumulated depreciation
    of $4,477,606 and $4,294,768                                                    9,769,050            9,883,988
Deferred finance costs                                                                 60,542               78,262
                                                                                  -----------          -----------

                                                                                  $14,054,821          $14,448,508
                                                                                  ===========          ===========

                                             LIABILITIES AND PARTNERS' DEFICIT
                                             ---------------------------------

Liabilities:
      Accounts payable and accrued expenses from rental operations                $   542,428          $   921,041
      Administrative and reporting fee payable to General Partner (Note 3)          1,164,564            1,106,762
      Due to General Partner (Note 3)                                               1,948,121            1,927,518
      Accrued interest on partner loans (Note 3)                                    1,641,504            1,461,334
      Other accrued expenses                                                           19,500               38,745
      Mortgage note payable                                                        13,116,283           13,140,000
                                                                                  -----------          -----------

                                                                                   18,432,400           18,595,400
                                                                                  -----------          -----------
Partners' deficit:
      General Partner -- The National Housing Partnership (NHP)                      (173,470)            (171,163)
      Original Limited Partner -- 1133 Fifteenth Street Four Associates              (178,370)            (176,063)
      Other Limited Partners --15,414 investment units                             (4,025,739)          (3,799,666)
                                                                                  -----------          -----------

                                                                                   (4,377,579)          (4,146,892)
                                                                                  -----------          -----------

                                                                                  $14,054,821          $14,448,508
                                                                                  ===========          ===========

                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                      ----------------------      -------------------------
                                                         1997        1996            1997           1996
                                                      ---------    ---------      ----------     ----------
RENTAL REVENUES                                       $ 854,297    $ 831,846      $1,702,579     $1,658,748
                                                      ---------    ---------      ----------     ----------
RENTAL EXPENSES:
   Interest                                             295,189      286,732         582,540        590,884
   Renting and administrative                           111,599      110,950         211,922        210,219
   Operating and maintenance                            152,424      151,134         312,951        330,552
   Depreciation and amortization                        100,279      109,258         200,558        190,968
   Taxes and insurance                                  196,181       27,972         391,599        250,473
                                                      ---------    ---------      ----------     ----------

                                                        855,672      686,046       1,699,570      1,573,096
                                                      ---------    ---------      ----------     ----------

(LOSS) PROFIT FROM RENTAL OPERATIONS                     (1,375)     145,800           3,009         85,652
                                                      ---------    ---------      ----------     ----------
COSTS AND EXPENSES:
   Interest on due to General Partner (Note 3)           92,833       82,791         180,170        149,896
   Administrative and reporting fees to General
     Partner (Note 3)                                    28,901       28,901          57,802         57,802
   Other operating expenses                              16,676       12,277          31,429         32,163
                                                      ---------    ---------      ----------     ----------

                                                        138,410      123,969         269,401        239,861
                                                      ---------    ---------      ----------     ----------
OTHER REVENUES:
   Distributions received in excess of investment
     in Local Limited Partnerships                       34,017       63,756          34,017         63,756
   Interest income                                          554          812           1,688          1,749
                                                      ---------    ---------      ----------     ----------

                                                         34,571       64,568          35,705         65,505
                                                      ---------    ---------      ----------     ----------

NET (LOSS) PROFIT                                     $(105,214)   $  86,399      $ (230,687)    $  (88,704)
                                                      =========    =========      ==========     ==========
NET (LOSS) PROFIT ASSIGNABLE TO
  LIMITED PARTNERS                                    $(103,110)   $  84,671      $ (226,073)    $  (86,930)
                                                      =========    =========      ==========     ==========
NET (LOSS) PROFIT PER LIMITED
  PARTNERSHIP INTEREST                                $      (7)   $       5      $      (15)    $       (6)
                                                      =========    =========      ==========     ==========



                      See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth        Other
                                         Partnership      Street Four      Limited
                                            (NHP)          Associates      Partners           Total
                                         -----------       ----------      --------           -----
Deficit at January 1, 1997               $(171,163)       $(176,063)     $(3,799,666)      $(4,146,892)

Net loss -- six months ended
  June 30, 1997                             (2,307)          (2,307)        (226,073)         (230,687)
                                         ---------        ---------      -----------       -----------

Deficit at June 30, 1997                 $(173,470)       $(178,370)     $(4,025,739)      $(4,377,579)
                                         =========        =========      ===========       ===========

Percentage interest at June 30, 1997             1%               1%              98%              100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                1997              1996
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                                         $ 1,649,056        $ 1,598,523
   Distributions received in excess of investment in Local
     Limited Partnerships                                                        34,017             63,756
   Interest received                                                              1,688              1,749
   Other income                                                                  41,299             56,327
   Operating expenses paid, including rental expenses                        (1,350,013)        (1,213,031)
   Mortgage interest paid                                                      (581,563)          (601,516)
                                                                            -----------        -----------

     Net cash used in operating activities                                     (205,516)           (94,192)
                                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (67,900)          (100,200)
   Deposits to real estate tax escrow                                          (320,268)          (434,100)
   Withdrawals from real estate tax escrow                                      606,930            625,081
   Deposits to reserve for insurance premiums                                   (44,312)           (18,855)
   Withdrawals from reserve for insurance premiums                               73,590             34,224
                                                                            -----------        -----------

   Net cash provided by investing activities                                    248,040            106,150
                                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from General Partner                                                    16,853               -
   Payments of principal on mortgage note                                       (23,717)              -
                                                                            -----------        -----------

   Net cash used in financial activities                                         (6,864)              -
                                                                            -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        35,660             11,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                         70,382             35,568
                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   106,042        $    47,526
                                                                            ===========        ===========
SUPPLEMENTAL INFORMATION
   Loan from General Partner for reduction of mortgage
     principal and refinancing costs                                        $     -            $   667,201
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

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                       (A MARYLAND LIMITED PARTNERSHIP)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                 (CONTINUED)




                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              ----------------------------
                                                                                 1997              1996
                                                                              ---------          ---------
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                                                      $(230,687)         $ (88,704)
                                                                              ---------          ---------
Adjustments to reconcile net loss to net cash used in
  operating activities -
   Depreciation                                                                 182,838            180,545
   Amortization                                                                  17,720             10,423
   Mortgagor entity expenses                                                       -                 2,625
   Decrease in accounts receivable                                               25,148               -
   Increase in prepaid insurance, utility, and tenant
     security deposits                                                          (44,399)           (44,752)
   Decrease in accounts payable and accrued expenses
     from rental operations                                                    (378,613)          (346,067)
   Increase in administrative and reporting fees payable
     to General Partner                                                          57,802             57,802
   Increase in due to General Partner                                             3,750              3,750
   Increase in accrued interest on partner loans                                180,170            149,896
   Decrease in other accrued expenses                                           (19,245)           (19,710)
                                                                              ---------          ---------

     Total adjustments                                                           25,171             (5,488)
                                                                              ---------          ---------

Net cash used in operating activities                                         $(205,516)         $ (94,192)
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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund IV (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1997 and December 31, 1996 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $871,619 and $879,344 of losses from Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997 and December 31, 1996, the Partnership had not recognized $13,502,003 and $12,630,384, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1997 and 1996. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of June 30, 1997.

         The following are combined statements of operations for the three and six months ended June 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS

                       COMBINED STATEMENTS OF OPERATIONS

                                              Three Months Ended                 Six Months Ended
                                                   June 30,                          June 30,
                                         ---------------------------       ------------------------------
                                            1997             1996             1997                1996
                                         ----------       ----------       ----------          ----------
Rental income                            $1,119,804       $1,187,139       $2,336,207          $2,319,953
Other income                                 34,830           30,152           62,358              53,357
                                         ----------       ----------       ----------          ----------

   Total income                           1,154,634        1,217,291        2,398,565           2,373,310
                                         ----------       ----------       ----------          ----------

Operating expenses                          837,829          800,009        1,609,989           1,619,314
Interest, taxes and insurance               582,341          571,333        1,187,530           1,146,955
Depreciation                                243,579          270,816          481,469             495,267
                                         ----------       ----------       ----------          ----------

   Total expenses                         1,663,749        1,642,158        3,278,988           3,261,536
                                         ----------       ----------       ----------          ----------

Net loss                                 $ (509,115)      $ (424,867)      $ (880,423)         $ (888,226)
                                         ==========       ==========       ==========          ==========
National Housing Partnership
  Realty Fund IV share of losses         $ (504,024)      $ (420,619)      $ (871,619)         $ (879,344)
                                         ==========       ==========       ==========          ==========



(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the six month periods ended June 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $57,802 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the six months ended June 30, 1997 and 1996. The amount due the General Partner by the Partnership was $1,164,564 and $1,106,762 at June 30, 1997 and December 31, 1996,
         respectively.

         During the six months ended June 30, 1996, the General Partner made a payment on behalf of Trinity Apartments to General Electric Capital Corporation (GECC) of $667,201 as a condition of a new mortgage modification agreement, effective March 15, 1996. In addition, the General Partner paid entity expenses of $2,625 on behalf of Trinity Apartments. During the six months ended June 30, 1997, the General Partner made working capital advances of $16,853 to the Partnership. No repayments of working capital advances were made during the six months ended June 30, 1997 and 1996. The amount owed to the General Partner at June 30, 1997 and December 31, 1996, was $1,929,371 and $1,912,518, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,641,504 and $1,461,334 at June 30, 1997 and
         December 31, 1996, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $3,750 were accrued on behalf of Trinity Apartments during the six months ended June 30, 1997 and 1996. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the six months ended June 30 1997

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS



         and 1996. The balance owed to the General Partner for these fees was $18,750 and $15,000 at June 30, 1997 and December 31, 1996,
         respectively, and is included in Due to General Partner.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 896 units, 97 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. One such proposal has recently been introduced in the U.S. Senate, and two such proposals have recently been introduced in the U.S. House of Representatives. Three such proposals are now pending before Congress. These proposals generally seek to lower subsidized rents to market levels, thereby reducing rent subsidies, and to lower required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies, but vary greatly as to how that result is to be achieved. Some proposals include a phase-out of project-based subsidies on a property-by-property basis upon expiration of a property's Housing Assistance Payments Contract ("HAP Contract"), with a conversion to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at a property of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for that geographical area. Congress has not yet accepted any of these restructuring proposals. With respect to HAP Contracts expiring on or before September 30, 1997, Congress has elected to renew expiring HAP Contracts for one year terms, generally at existing rents. Congress is now considering what action to take with respect to HAP Contracts expiring October 1, 1997 through September 30, 1998. While the Partnership does not believe that the proposed changes would result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the proposed changes would not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Net cash used in operations for the six months ended June 30, 1997 was $205,516 as compared to $94,192 for the six months ended June 30, 1996. The increase to cash used in operations resulted primarily from an increase in operating

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


expenses paid and a decrease in distributions received in excess of investment in Local Limited Partnerships, partially offset by an increase in rent collections, and a decrease in mortgage interest paid.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,400 as of June 30, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1997, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of $34,017 and $63,756 were received from the Local Limited Partnerships during the six months ended June 30, 1997 and 1996, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to $106,042 at June 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1997, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of June 30, 1997, the Partnership owes the General Partner $1,164,564 for administrative and reporting services performed. In addition, as of June 30, 1997, the Partnership owes the General Partner $1,948,121 plus accrued interest of $1,641,504. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On March 15, 1996, a modification to the original loan agreement became effective which extended the due date of Trinity's mortgage note to March 15, 1999. Under the revised agreement, interest is payable monthly at a variable rate equal to 3.25% above the lender's commercial paper rate. Principal is payable quarterly in an amount equal to 100% of Trinity's net cash flow, as defined in the agreement, with the remaining principal balance due and payable March 15, 1999. During the six months ended June 30, 1997, Trinity paid $23,717 of mortgage principal from net cash flow.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



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

The Partnership's net loss increased to $230,687 for the six months ended June 30, 1997 from a net loss of $88,704 for the six months ended June 30, 1996. Net loss per unit of limited partnership interest increased from $6 to $15 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the decrease in profit from rental operations at Trinity Apartments, which was primarily due to an increase in real estate tax and interest on due to General Partner, along with a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $871,619 of its allocated share of losses from the four Local Limited Partnerships for the six months ended June 30, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $7,725 between periods, primarily due to an increase in rental income, partially offset by an increase in operating expenses.

PART II - OTHER INFORMATION

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit No.

                 2.1 Real Estate Agreement, dated as of May 22, 1997, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Demeter Holdings Corporation, Phemus Corporation, Capricorn Investors, L.P., J. Roderick Heller, III and NHP Partners Two LLC (Exhibit 2.1 to the Partnership's report on Form 8-K, dated June 3, 1997, is incorporated herein by reference).

         (b)     Report on Form 8-K

                 The Partnership filed a report on Form 8-K, dated June 3, 1997, filed with the commission on June 17, 1997, reporting events under Item 1, Changes in Control of the Registrant. The Partnership reported that on June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS



                 ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (the "NHP Partnership"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in the NHP Partnership. The NHP Partnership is the general partner of National Housing Partnership Realty Fund IV (a Maryland Limited Partnership) (the "Registrant"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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



                               NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                               -------------------------------------------
                               (Registrant)


                              By: The National Housing Partnership,
                                  its sole General Partner


                              By: National Corporation for Housing
                                  Partnerships, its sole General Partner



August 12, 1997               By:                  /s/
---------------                   ----------------------------------------------
                                  Jeffrey J. Ochs
                                  As Vice President and Chief Accounting Officer