Form 10-Q
period 1997-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1997-11-13
CIK 780149

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                        STATEMENTS OF FINANCIAL POSITION



                                                                              September 30,
                                                                                  1997                   December 31,
                                                                               (Unaudited)                   1996
                                                                              ------------               -----------

                                     ASSETS
                                     ------
Cash and cash equivalents                                                          69,559                $    70,382
Accounts receivable                                                                   -                       25,148
Prepaid insurance and tenant security deposits                                    160,139                     87,420
Real estate tax escrow                                                            466,939                    583,265
Reserve for insurance premiums                                                     63,859                     70,043
Investments in and advances to Local Limited Partnerships (Note 2)                    -                          -
Land                                                                            3,650,000                  3,650,000
Building and improvements - less accumulated depreciation
   of $4,569,025 and $4,294,768                                                 9,731,867                  9,883,988
Deferred finance costs                                                             51,682                     78,262
                                                                              -----------                -----------

                                                                              $14,194,045                $14,448,508
                                                                              ===========                ===========

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Liabilities:
     Accounts payable and accrued expenses from rental operations             $   720,049                $   921,041
     Administrative and reporting fee payable to General Partner (Note 3)       1,193,465                  1,106,762
     Due to General Partner (Note 3)                                            1,954,355                  1,927,518
     Accrued interest on partner loans (Note 3)                                 1,738,499                  1,461,334
     Other accrued expenses                                                        28,500                     38,745
     Mortgage note payable                                                     13,093,546                 13,140,000
                                                                              -----------                -----------

                                                                               18,728,414                 18,595,400
                                                                              -----------                -----------

Partners' deficit:
     General Partner -- The National Housing Partnership (NHP)                   (175,038)                  (171,163)
     Original Limited Partner -- 1133 Fifteenth Street Four Associates           (179,938)                  (176,063)
     Other Limited Partners --15,414 investment units                          (4,179,393)                (3,799,666)
                                                                              -----------                -----------

                                                                               (4,534,369)                (4,146,892)
                                                                              -----------                -----------

                                                                              $14,194,045                $14,448,508
                                                                              ===========                ===========

                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                      September 30,
                                                      ------------------------         ----------------------------
                                                         1997           1996              1997              1996
                                                      ---------      ---------         ----------        ----------

RENTAL REVENUES                                       $ 874,714      $ 840,970         $2,577,293        $2,499,718
                                                      ---------      ---------         ----------        ----------
RENTAL EXPENSES:
     Interest                                           299,533        293,267            882,073           884,151
     Renting and administrative                         130,914        116,850            342,836           327,069
     Operating and maintenance                          168,060        161,353            481,011           491,905
     Depreciation and amortization                      100,279         99,207            300,837           290,175
     Taxes and insurance                                192,883        284,045            584,482           534,518
                                                      ---------      ---------         ----------        ----------

                                                        891,669        954,722          2,591,239         2,527,818
                                                      ---------      ---------         ----------        ----------

LOSS FROM RENTAL OPERATIONS                             (16,955)      (113,752)           (13,946)          (28,100)
                                                      ---------      ---------         ----------        ----------

COSTS AND EXPENSES:
     Interest on due to General Partner (Note 3)         96,995         85,389            277,165           235,285
     Administrative and reporting fees to General
       Partner (Note 3)                                  28,901         28,901             86,703            86,703
     Other operating expenses                            17,086          9,489             48,515            41,652
                                                      ---------      ---------         ----------        ----------

                                                        142,982        123,779            412,383           363,640
                                                      ---------      ---------         ----------        ----------

OTHER REVENUES:
     Distributions received in excess of investment
       in Local Limited Partnerships                        -              -               34,017            63,756
     Interest income                                      3,147          1,295              4,835             3,044
                                                      ---------      ---------         ----------        ----------

                                                          3,147          1,295             38,852            66,800
                                                      ---------      ---------         ----------        ----------

NET LOSS                                              $(156,790)     $(236,236)        $ (387,477)       $ (324,940)
                                                      =========      =========         ==========        ==========

NET LOSS ASSIGNABLE TO
   LIMITED PARTNERS                                   $(153,654)     $(231,510)        $ (379,727)       $ (318,440)
                                                      =========      =========         ==========        ==========

NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                               $     (10)     $     (15)        $      (25)       $      (21)
                                                      =========      =========         ==========        ==========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                   (UNAUDITED)


                                                  The National        1133
                                                     Housing        Fifteenth         Other
                                                   Partnership     Street Four       Limited
                                                      (NHP)         Associates       Partners           Total
                                                   ---------        ----------       --------           -----

Deficit at January 1, 1997                         $(171,163)       $(176,063)     $(3,799,666)      $(4,146,892)

Net loss -- nine months ended
   September 30, 1997                                 (3,875)          (3,875)        (379,727)         (387,477)
                                                   ---------        ---------      -----------       -----------

Deficit at September 30, 1997                      $(175,038)       $(179,938)     $(4,179,393)      $(4,534,369)
                                                   =========        =========      ===========       ===========

Percentage interest at September 30, 1997                  1%               1%              98%              100%
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             Nine Months Ended
                                                                                September 30,
                                                                    -----------------------------------
                                                                         1997                  1996
                                                                         ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Rent collections                                                $ 2,499,241            $ 2,404,052
     Distributions received in excess of investment in Local
       Limited Partnerships                                               34,017                 63,756
     Interest received                                                     4,835                  3,044
     Other income                                                         66,385                 81,856
     Operating expenses paid, including rental expenses               (1,695,246)            (1,545,683)
     Mortgage interest paid                                             (880,828)              (893,907)
                                                                     -----------            -----------

       Net cash provided by operating activities                          28,404                113,118
                                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (122,136)              (136,600)
     Deposits to real estate tax escrow                                 (490,604)              (586,953)
     Withdrawals from real estate tax escrow                             606,930                625,081
     Deposits to reserve for insurance premiums                          (67,406)               (40,212)
     Withdrawals from reserve for insurance premiums                      73,590                 34,224
                                                                     -----------            -----------

     Net cash provided by (used in) investing activities                     374               (104,460)
                                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Loans from General Partner                                           16,853                    -
     Payments of principal on mortgage note                              (46,454)                   -
                                                                     -----------            -----------

     Net cash used in financial activities                               (29,601)                   -
                                                                     -----------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (823)                 8,658

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                                                 70,382                 35,568
                                                                     -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    69,559            $    44,226
                                                                     ===========            ===========

SUPPLEMENTAL INFORMATION
     Loan from General Partner for reduction of mortgage
       principal and refinancing costs                               $       -              $   667,201
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                    1997                  1996
                                                                    ----                  ----
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES

Net loss                                                         $(387,477)             $(324,940)
                                                                 ---------              ---------

Adjustments to reconcile net loss to net cash provided by
   operating activities -
     Depreciation                                                  274,257                270,818
     Amortization                                                   26,580                 19,357
     Mortgagor entity expenses                                       4,359                    -
     Decrease in accounts receivable                                25,148                    -
     Increase in prepaid insurance, utility, and tenant
       security deposits                                           (72,719)               (21,353)
     Decrease in accounts payable and accrued expenses
       from rental operations                                     (200,992)              (146,667)
     Increase in administrative and reporting fees payable
       to General Partner                                           86,703                 86,703
     Increase in due to General Partner                              5,625                  5,625
     Increase in accrued interest on partner loans                 277,165                235,285
     Decrease in other accrued expenses                            (10,245)               (11,710)
                                                                 ---------              ---------

       Total adjustments                                           415,881                438,058
                                                                 ---------              ---------

Net cash provided by operating activities                        $  28,404              $ 113,118
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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



(2)        INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

           The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1997 and December 31, 1996 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,285,448 and $1,369,487 of losses from Local Limited Partnerships during the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997 and December 31, 1996, the Partnership had not recognized $13,915,832 and $12,630,384, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

           Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 1997 and December 31, 1996. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

           No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,400 as of September 30, 1997.

           The following are combined statements of operations for the three and nine months ended September 30, 1997 and 1996, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS
                       ---------------------------------


                                                          Three Months Ended                         Nine Months Ended
                                                             September 30,                              September 30,
                                                    -------------------------------       ----------------------------------
                                                       1997                 1996               1997                 1996
                                                    ----------           ----------       -------------          -----------
Rental income                                       $1,297,593           $1,110,400         $ 3,633,800          $ 3,430,353
Other income                                            48,363               28,678             110,721               82,035
                                                    ----------           ----------         -----------          -----------

     Total income                                    1,345,956            1,139,078           3,744,521            3,512,388
                                                    ----------           ----------         -----------          -----------

Operating expenses                                     813,343              785,747           2,423,332            2,405,061
Interest, taxes and insurance                          706,101              600,791           1,893,631            1,747,746
Depreciation                                           244,521              247,634             725,990              742,901
                                                    ----------           ----------         -----------          -----------

     Total expenses                                  1,763,965            1,634,172           5,042,953            4,895,708
                                                    ----------           ----------         -----------          -----------

Net loss                                            $ (418,009)          $ (495,094)        $(1,298,432)         $(1,383,320)
                                                    ==========           ==========         ===========          ===========

National Housing Partnership
   Realty Fund IV share of losses                   $ (413,829)          $ (490,143)        $(1,285,448)         $(1,369,487)
                                                    ==========           ==========         ===========          ===========



(3)        TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
           PARTNER

           During the nine month periods ended September 30, 1997 and 1996, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $86,703 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the nine months ended September 30, 1997 and 1996. The amount due the General Partner by the Partnership was $1,193,465 and $1,106,762 at September 30, 1997 and December 31,
           1996, respectively.

           During the nine months ended September 30, 1996, the General Partner made a payment on behalf of Trinity Apartments to General Electric Capital Corporation (GECC) of $667,201 as a condition of a new mortgage modification agreement, effective March 15, 1996. During the nine months ended September 30, 1997, the General Partner made working capital advances of $16,853 to the Partnership. In addition, the General Partner paid entity expenses of $4,359 on behalf of Trinity Apartments. No repayments of working capital advances were made during the nine months ended September 30, 1997 and 1996. The amount owed to the General Partner at September 30, 1997 and December 31, 1996, was $1,933,730 and $1,912,518, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Accrued interest on this loan amounted to $1,738,499 and $1,461,334 at September 30, 1997 and December 31, 1996, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

           Annual partnership administrative fees of $5,625 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 1997 and 1996. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS



           September 30, 1997 and 1996. The balance owed to the General Partner for these fees was $20,625 and $15,000 at September 30, 1997 and December 31, 1996, respectively, and is included in Due to General Partner.

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

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 896 units, 63 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by reducing subsidized rents to market levels, thereby reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Net cash provided by operations for the nine months ended September 30, 1997 was $28,404 as compared to $113,118 for the nine months ended September 30, 1996. The decrease to cash provided by operations resulted primarily from an increase in operating expenses paid and a decrease in distributions received in excess of investment in Local Limited Partnerships, partially offset by an increase in rent collections.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,400 as of September 30, 1997. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1997, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of $34,017 and $63,756 were received from the Local Limited Partnerships during the nine months ended September 30, 1997 and 1996, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $69,559 at September 30, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1997, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of September 30, 1997, the Partnership owes the General Partner $1,193,465 for administrative and reporting services performed. In addition, as of September 30, 1997, the Partnership owes the General Partner $1,954,355 plus accrued interest of $1,738,499. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On March 15, 1996, a modification to the original loan agreement became effective which extended the due date of Trinity's mortgage note to March 15, 1999. Under the revised agreement, interest is payable monthly at a variable rate equal to 3.25% above the lender's commercial paper rate. Principal is payable quarterly in an amount equal to 100% of Trinity's net cash flow, as defined in the agreement, with the remaining principal balance due and payable March 15, 1999. During the nine months ended September 30, 1997, Trinity paid $46,454 of mortgage principal from net cash flow.

Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the Properties. The deferred acquisition notes mature in 2001. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. Results of operations are significantly impacted by the losses on rental operations of Trinity Apartments, and in prior years, by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss increased to $387,477 for the nine months ended September 30, 1997 from a net loss of $324,940 for the nine months ended September 30, 1996. Net loss per unit of limited partnership interest increased from $21 to $25 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in interest on due to General Partner and a decrease in distributions received in excess of investment in and advances to Local Limited Partnerships. The Partnership did not recognize $1,285,448 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 1997, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $84,039 between periods, primarily due to an increase in rental income, partially offset by an increase in interest on deferred acquisition notes.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

                     Exhibit No.

                     27            Financial Data Schedule.

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



                          NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                          -------------------------------------------
                          (Registrant)


                          By:   The National Housing Partnership,
                                its sole General Partner


                          By:   National Corporation for Housing
                                Partnerships, its sole General Partner



November 10, 1997         By:                      /s/
-----------------               ----------------------------------------------
                                Jeffrey J. Ochs
                                As Vice President and Chief Accounting Officer