Form 10-K
period 1997-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1998-03-31
CIK 780149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE

                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997 ..... Commission file number 0-15731

  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV (A MARYLAND LIMITED PARTNERSHIP)
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           MARYLAND                                      52-1473440
                           --------                                      ----------
               (State or other Jurisdiction of                        (I.R.S. Employer
                incorporation or organization)                      Identification No.)

   9200 KEYSTONE CROSSING, SUITE 500 INDIANAPOLIS, INDIANA                 46240
   -------------------------------------------------------                 -----
           (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (317) 817-7500
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   15,414 LIMITED PARTNERSHIP INTERESTS
                                                              ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                          ---   ---

The registrant is a partnership. Accordingly, no voting stock is held by non-affiliates of the registrant.

Documents incorporated by reference. NONE
                                     ----

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                PART I
                                                                ------
                                                                                                                            Page
                                                                                                                            ----
Item 1.              Business                                                                                               2
Item 2.              Properties                                                                                             7
Item 3.              Legal Proceedings                                                                                      7
Item 4.              Submission of Matters to a Vote of Security Holders                                                    7

                                                               PART II
                                                               -------

Item 5.              Market for the Registrant's Partnership
                         Interests and Related Partnership Matters                                                          7
Item 6.              Selected Financial Data                                                                                8
Item 7.              Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                                8
Item 8.              Financial Statements and Supplementary Data                                                            11
Item 9.              Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                                                33

                                                               PART III
                                                               --------

Item 10.             Directors and Executive Officers of the Registrant                                                     34
Item 11.             Executive Compensation                                                                                 36
Item 12.             Security Ownership of Certain Beneficial
                         Owners and Management                                                                              37
Item 13.             Certain Relationships and Related Transactions                                                         37

                                                               PART IV
                                                               -------

Item 14.             Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K                                                                                38

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

           On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund IV (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

           In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any arrangement whereby NHP or any of its affiliates provides or has provided compensation to owners of HUD multifamily projects in exchange for in connection with property management of a HUD project. AIMCO believes that other owners and managers of HUD projects have received similar subpoenas. Documents relating to certain of NHP's aquisitions of property management rights for HUD projects may be responsive to subpoenas. AIMCO and NHP are in the process of complying with the subpoena and have provided certain documents to the Inspector General, without conceding that they are responsive to the subpoena. AIMCO believes that NHP's operations are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. Effective February 13, 1998, counsel for NHP and the U.S. Attorney for the Northern District of California entered into a Tolling agreement related to certain civil claims the government may have against NHP. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

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

           The Partnership's investment objectives are to:

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


                                                                                      Units Authorized               Occupancy
                                                             Financed, Insured           for Rental                 Percentage
Property Name, Location                   Number              and Subsidized          Assistance Under          for the Year Ended
 and Partnership Name                    of Units                 Under                 Section 8 (D)            December 31, 1997
-----------------------                  --------            -----------------        ----------------          ------------------
Capital Park                                316                     (A)                      304                        99%
   Columbus, Ohio
   (Capital Park
   Limited Partnership)

Kennedy Homes                               172                     (B)                      172                        93%
   Gainesville, Florida
   (Kennedy Homes
   Limited Partnership)

Loring Towers Apartments                    208                     (A)                      187                        98%
   Minneapolis, Minnesota
   (Loring Towers Apartments
   Limited Partnership)

                                                                                      Units Authorized                Occupancy
                                                             Financed, Insured           for Rental                  Percentage
Property Name, Location                   Number              and Subsidized          Assistance Under           for the Year Ended
 and Partnership Name                    of Units                 Under                 Section 8 (D)             December 31, 1997
-----------------------                  --------            -----------------        ----------------           ------------------
Royal Towers                                233                     (A)                      233                         61%
   Kansas City, Missouri
   (Royal Towers Limited
   Partnership)

Trinity Apartments                          496                     (C)                     None                         95%
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

           The Federal Housing Administration (FHA) has contracted with the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five year renewal options. The agreements expire at various dates ranging from 1998 to 2008 as follows:

           The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                                           Subsidized Units               Subsidized Units
                                                                             Expiring as a                  Expiring as a
                                                 Number                   Percentage of Total               Percentage of
                                                of Units                   Subsidized Units                 Total Units
                                                --------                  -------------------             ----------------
                             1998                  619                           69%                             67%
              2006 and thereafter                  277                           31%                             30%
                                                   ---                          ---                              --

                            Total                  896                          100%                             97%
                                                   ===                          ===                              ==

           Of the contracts above expiring during 1998, contracts for 496 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contract covering the remaining 123 units expires in October, 1998. It is uncertain whether the agreement will be renewed, as well as the remaining contracts expiring after 1998, and if so, on what terms.

           For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 896 units, 97 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted

Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

           Trinity Apartments (Trinity), which is wholly-owned by the Partnership, is conventionally financed and is a market rate project which receives no government assistance and must compete directly with other apartment complexes in its rental market. The local economy and competitive conditions in the Dallas area, historically, have adversely affected operations at Trinity Apartments.

           The mortgage note payable on Trinity provided by General Electric Capital Corporation ("GECC") was due June 30, 1995. On March 15, 1996, a modification agreement to the mortgage agreement was signed which, among other provisions, extended the due date to March 15, 1999. As a condition of the modification, a principal payment of $560,000 was made to reduce the mortgage note payable to $13,140,000. In order to make the required payment and to pay additional financing fees, the General Partner made a loan of $667,202 to Trinity. On December 29,1997, Trinity refinanced the mortgage note payable. GECC was paid $13,093,546 to pay off the note along with a $1,300,000 prepayment penalty representing 50% of the fair market value of the project above the amount of refinanced debt as required under the GECC mortgage agreement. Proceeds from the refinancing along with a loan of $6,121,479 from an affiliate of the General Partner, AIMCO Properties L.P., were used to retire the existing mortgage note, pay the prepayment penalty of $1,300,000 and to pay accrued interest and other deferred finance costs of $925,930. The new mortgage note payable of $9,620,000 is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

           The General Partner has made substantial loans to Trinity. During 1996, Trinity made payments to the General Partner for principal and interest of $5,764 and $438, respectively. Given the competitive nature of the Dallas market, it is still uncertain as to whether the property will continue to generate sufficient cash flow to repay the remaining loans and interest to the General Partner.

           On December 1, 1996, a fire occurred at the Royal Towers Limited Partnership project site. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which included $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December, 1996.

           During 1997, Royal Towers Limited Partnership received approximately $2,756,000 in insurance proceeds relating to the fire and used approximately $2,485,000 of these proceeds as of December 31, 1997, to repair the damages. Use of the remaining $271,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved. During 1997, HUD approved withdrawals of $249,365 from the reserve for replacements to pay outstanding fire related payables. This is considered a loan from the reserve for replacements and must be repaid to the reserve for replacements when reimbursement is received from the insurance company.

           In addition to amounts reimbursed from insurance proceeds, Royal Towers Limited Partnership has incurred costs of $190,761 which are fire related and have been included in the accompanying combined statements of operations and $95,164 of costs which have been capitalized. Royal Towers Limited Partnership anticipates that an additional $1,000,000 is needed to repair the property to its pre-fire condition and is seeking insurance funds to cover such costs.

           During 1996, NHPMC, an affiliate of the General Partner, was management agent under an agreement which ended on October 31,1996. At December 31, 1996, the Royal Towers Limited Partnership had accrued costs due to NHPMC consisting of management fees, bookkeeping and accounting fees, payroll and miscellaneous reimbursement items totaling $167,762. During 1997, NHPMC informed Royal Towers Limited Partnership that these amounts totaling $167,762 do not have to be paid and therefore this amount is shown as an extraordinary gain in the accompanying 1997 combined statements of operations.

           Additionally, Royal Towers has entered into a grant agreement with HUD under the Drug Elimination Grant Program to assist in the elimination of illegal drugs and the associated crime at the property. The grant agreement is dated July 7, 1994. During 1995, the Partnership incurred $156,034 of costs under the Program of which $120,867 have been capitalized in rental property. Drug Elimination Grant revenue of $156,034 is included in other revenue in 1995 (Note 12 to the Local Limited Partnership Combined Financial Statements).

           Royal Towers Limited Partnership has a significant amount of payables and only limited resources with which to pay such items, which raises substantial doubt about the Royal Towers Limited Partnership's ability to continue as a going concern. Royal Towers continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional fundings from partners if positive cash flows are not maintained. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

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

           The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership and the cost of Trinity Apartments. All interests in the Local Limited Partnerships are limited partner interests. Also included is the total mortgage encumbrance and deferred acquisition notes and accrued interest on each property for each of the Local Limited Partnerships and Trinity Apartments as of December 31, 1997.

                                                                                                                         Deferred
                                        NHP Realty                                                                      Acquisition
                                          Fund IV                      Cost of                                             Notes
                                        Percentage                    Ownership                Mortgage                 and Accrued
Partnership                              Ownership                    Interest                   Notes                   Interest
-----------                             ----------                    ---------                --------                 -----------
Capital Park L.P.                           99%                       $1,985,450                $3,796,821              $5,385,985

Kennedy Homes L.P.                          99%                        1,113,509                   997,367               3,974,011

Loring Towers L.P.                          99%                        1,476,049                 2,521,549               5,671,744

Royal Towers L.P.                           99%                        1,163,958                 2,481,065               5,270,792

Trinity Apartments                     Wholly-owned                    5,971,034                 9,620,000                   -

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

           (b) As of December 31, 1997, there were 1,293 registered holders of 15,414 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See
                     Item 1).

           (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1997.

Item 6.    Selected Financial Data

                                                                         Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                              1997               1996               1995               1994                1993
                                              ----               ----               ----               ----                ----
Rental revenues                            $ 3,441,744        $ 3,338,241         $ 3,221,978        $ 3,162,772        $ 3,090,840
Rental expenses                             (4,917,615)        (3,479,816)         (3,712,415)        (3,281,501)        (3,374,984)
                                            ----------         ----------          ----------         ----------         ----------

Loss from rental operations                 (1,475,871)          (141,575)           (490,437)          (118,729)          (284,144)

Distributions in excess of
   investment in Local Limited
   Partnerships and interest income             38,963             69,297              23,963             52,408             45,697

Loss on reduction in carrying
   value of rental property                      -                  -                   -                  -             (4,091,000)

Loss on investment in Local
   Limited Partnerships                          -                  -                   -                  -                (12,400)

Share of losses from Local
   Limited Partnerships (A)                      -                  -                   -                  -               (169,765)

Partnership operating expenses                (560,711)          (447,992)           (423,453)          (368,904)          (341,189)
                                            ----------         ----------          ----------         ----------         ----------

Net loss                                   $(1,997,619)       $  (520,270)        $  (889,927)       $  (435,225)       $(4,852,801)
                                            ==========         ==========          ==========         ==========         ==========

Loss per unit of limited partnership
   interest based on the units
   outstanding during the period           $      (127)       $       (33)        $       (58)       $       (28)       $      (315)
                                            ==========         ==========          ==========         ==========         ==========

Total long-term debt -
   mortgage notes payable                  $ 9,620,000        $13,140,000         $13,700,000        $13,700,000        $13,700,000
                                            ==========         ==========          ==========         ==========         ==========

Total assets                               $15,451,497        $14,448,508         $14,496,556        $14,892,187        $15,274,435
                                            ==========         ==========          ==========         ==========         ==========

Cash distributions per unit of
   limited partnership interest            $      -           $      -            $      -           $      -           $      -
                                            ==========         ==========          ==========         ==========         ==========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1997, 1996, 1995, 1994 and 1993, $1,716,194, $6,379,470, $1,313,743, $1,447,892 and
           $1,242,218, respectively, of losses from four, four, four, four and three, respectively, Local Limited Partnerships have not been recognized by the Partnership (see Note 3 to the Partnership's financial statements).

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

           Net cash provided by operations for the year ended December 31, 1997, was $126,447 ,as compared to cash provided by operations of $217,420 in 1996 and to cash used in operations of $20,181 in 1995. The decrease in cash provided by operations from 1996 to 1997 resulted from a decrease in distributions received form Local Limited Partnerships, a decrease in real estate tax refunds received, partially offset by an increase in rental collections and an increase in mortgage interest paid, offset by a decrease in taxes and insurance payments in 1997. The increase in cash provided by operations from 1995 to 1996 resulted from an increase in rental collections and from a real estate tax refund received in 1996, partially offset by an increase in other operational expenses.

           Distributions in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling $34,016, $63,756 and $20,296 were received from two, three and two Local Limited Partnerships, respectively, during the years ended December 31, 1997, 1996 and 1995. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

           Cash and cash equivalents amounted to $45,275 at December 31, 1997. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1997, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of December 31, 1997, the Partnership owes the General Partner $1,222,366 for administrative and reporting services performed. In addition, at December 31, 1997, the Partnership owed NHP $626,696 for other advances. Additionally, NHP and AIMCO have made advances totaling $7,451,013 to Trinity Apartments to cover costs associated with the refinancing of the Partnership's mortgage note payable for Trinity Apartments and to cover operating deficits for Trinity Apartments. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow. NHP will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

           Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses at December 31, 1997 and has also necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

           The mortgage note payable on Trinity provided by GECC, was due June 30, 1995. On March 15, 1996, a modification agreement to the loan agreement was signed which, among other provisions, extended the due date to March 15, 1999. As a condition of the modification, a principal payment of $560,000 was made to reduce the mortgage note payable to $13,140,000. In order to make the required payment and to pay additional financing fees, the General Partner made a loan of $667,202 to Trinity. On December 29,1997, Trinity refinanced the mortgage note payable. GECC was paid $13,093,546 to pay off the note along with a $1,300,000 prepayment penalty representing 50% of the fair market value of the project above the amount of refinanced debt as required under the GECC mortgage agreement. Proceeds from the refinancing along with a loan of $6,121,479 from an affiliate of the General Partner, AIMCO Properties L.P., were used to retire the existing mortgage note, pay the prepayment penalty of $1,300,000 and to pay accrued interest and other deferred finance costs of $925,930. The new mortgage note payable of $9,620,000 is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

           On December 1, 1996, a fire occurred at the Royal Towers Limited Partnership project site. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which includes $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December, 1996.

           During 1997, Royal Towers Limited Partnership received approximately $2,756,000 in insurance proceeds relating to the fire and used approximately $2,485,000 of these proceeds as of December 31, 1997. Use of the remaining $271,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved.

           During 1997, HUD approved withdrawals of $249,365 from the reserve for replacements to pay outstanding fire related payables. This is considered a loan from the reserve for replacements and must be repaid to the reserve for replacements when reimbursement is received from the insurance company.

           In addition to amounts reimbursed from insurance proceeds, Royal Towers Limited Partnership has incurred costs of $190,761 which are fire related and have been included in the accompanying combined statements of operations and $95,164 of costs which have been capitalized. Royal Towers Limited Partnership anticipates that an additional $1,000,000 is needed to repair the property to its pre-fire condition and is seeking insurance funds to fund such costs.

           Royal Towers Limited Partnership has a significant amount of payables and only limited resources with which to pay such items, which raises substantial doubt about the Royal Towers Limited Partnership's ability to continue as a going concern. Royal Towers continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional fundings from partners if positive cash flows are not maintained. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

           During 1996, NHPMC, an affiliate of the General Partner, was management agent under an agreement which ended on October 31,1996. At December 31, 1996, the Royal Towers Limited Partnership had accrued costs due to NHPMC consisting of management fees, bookkeeping and accounting fees, payroll and miscellaneous reimbursement items. In addition to the $131,027 shown as due to management agent on the 1996 combined statements of financial position, there was $36,735 due to NHPMC included in trade payables. During 1997, NHPMC informed Royal Towers Limited Partnership that these amounts totaling $167,762 do not have to be paid and therefore this amount is shown as an extraordinary gain in the accompanying 1997 combined statements of operations.

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

Results of Operations

           The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 1997 and 1996, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

           The Partnership's net loss increased to $1,997,619 in 1997 from a net loss of $520,270 in 1996. The net loss per unit of limited partnership interest increased to $127 in 1997 from net loss per unit of $33 in 1996 for the 15,414 units outstanding throughout both years. The primary reasons for this increase in net loss include a $1,300,000 prepayment penalty resulting from the Trinity mortgage refinancing in 1997 and approximately $100,000 increase in interest on partner loans.

           The Partnership did not recognize $1,716,194 of its allocated share of losses from the four Local Limited Partnerships in 1997, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $4,663,276 between years. The decrease was primarily due to impairment losses on rental property of $2,700,000 and $1,960,000 for Loring Towers and Royal Towers, respectively, taken in 1996. There were no such impairment losses recorded in 1997. Additionally, there was a decrease in rental income and an increase in operating expenses of the rental properties, which were offset by an extraordinary gain on forgiveness of debt recorded in 1997.

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

Item 8.    Financial Statements and Supplementary Data

           The financial statements and supplementary schedule of the Partnership are included on pages 12 through 33 of this report.

Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund IV
Indianapolis, IN

We have audited the accompanying statements of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP
McLean, VA
March 3, 1998

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                                                                                                          December 31,
                                                                                              -----------------------------------
                                                                                                  1997                   1996
                                                                                                  ----                   ----
                                                                ASSETS

Cash and cash equivalents (Note 2)                                                            $    45,275             $    70,382
Accounts receivable                                                                                 2,591                  25,148
Prepaid insurance, taxes and tenant security deposits                                             121,534                  87,420
Mortgage escrow deposits                                                                          962,616                 583,265
Reserve for insurance premiums                                                                     87,240                  70,043
Investments in and advances to Local Limited Partnerships (Note 3)                                  -                      -
Land                                                                                            3,650,000               3,650,000
Building and improvements - less accumulated
   depreciation of $4,671,875 and $4,294,768                                                    9,656,311               9,883,988
Deferred finance cost                                                                             925,930                  78,262
                                                                                               ----------              ----------

                                                                                              $15,451,497             $14,448,508
                                                                                               ==========              ==========

                                                  LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and accrued
     expenses from rental operations (Note 4)                                                 $   797,882             $   921,041
   Administrative and reporting fees payable
     to General Partner (Note 6)                                                                1,222,366               1,106,762
   Due to General Partner (Note 6)                                                              8,077,709               1,927,518
   Accrued interest on partner loans (Note 6)                                                   1,838,021               1,461,334
   Other accrued expenses                                                                          40,030                  38,745
   Mortgage note payable (Note 5)                                                               9,620,000              13,140,000
                                                                                               ----------              ----------

                                                                                               21,596,008              18,595,400
                                                                                               ----------              ----------
Partners' deficit:
   General Partner - The National
     Housing Partnership (NHP)                                                                   (191,139)               (171,163)
   Original Limited Partner - 1133
     Fifteenth Street Four Associates                                                            (196,039)               (176,063)
   Other Limited Partners - 15,414 investment units                                            (5,757,333)             (3,799,666)
                                                                                               ----------              ----------

                                                                                               (6,144,511)             (4,146,892)
                                                                                               ----------              ----------

                                                                                              $15,451,497             $14,448,508
                                                                                               ==========              ==========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                 1997               1996                 1995
                                                                                 ----               ----                 ----
RENTAL REVENUES:
     Rental of apartments                                                    $ 3,355,210        $  3,250,799         $  3,104,124
     Other rental revenue                                                         86,534              87,442              117,854
                                                                              ----------         -----------          -----------

                                                                               3,441,744           3,338,241            3,221,978
                                                                              ----------         -----------          -----------

RENTAL EXPENSES:
     Interest                                                                  1,174,373           1,215,317            1,291,537
     Prepayment penalty                                                        1,300,000               -                    -
     Renting and administrative                                                  135,034             137,080              190,602
     Operating and maintenance                                                   575,237             563,438              545,230
     Management and other services
       from related party (Note 6)                                               197,577             218,751              205,756
     Salaries and related benefits
       to related party (Note 6)                                                 293,380             290,613              230,283
     Depreciation and amortization                                               455,369             393,736              405,177
     Taxes and insurance                                                         786,645             660,881              843,830
                                                                              ----------         -----------          -----------

                                                                               4,917,615           3,479,816            3,712,415
                                                                              ----------         -----------          -----------

LOSS FROM RENTAL OPERATIONS                                                   (1,475,871)           (141,575)            (490,437)
                                                                              ----------         -----------          -----------

COSTS AND EXPENSES:
     Interest on partner loans (Note 6)                                          376,687             278,198              250,478
     Administrative and reporting fees
       to General Partner (Note 6)                                               115,604             115,604              115,604
     Other operating expenses                                                     68,420              54,190               57,371
                                                                              ----------         -----------          -----------

                                                                                 560,711             447,992              423,453
                                                                              ----------         -----------          -----------

OTHER INCOME:
     Interest income                                                               4,947               5,541                3,667
     Distributions in excess of
       investment in Local Limited Partnerships (Note 3)                          34,016              63,756               20,296
                                                                              ----------         -----------          -----------

                                                                                  38,963              69,297               23,963
                                                                              ----------         -----------          -----------

NET LOSS                                                                     $(1,997,619)       $   (520,270)        $   (889,927)
                                                                              ==========         ===========          ===========

ALLOCATION OF NET LOSS:
     General Partner - NHP                                                   $   (19,976)       $     (5,203)        $     (8,899)
     Original Limited Partner - 1133
       Fifteenth Street Four Associates                                          (19,976)             (5,203)              (8,899)
     Other Limited Partners - 15,414
       investment units                                                       (1,957,667)           (509,864)            (872,129)
                                                                              ----------         -----------          -----------

                                                                             $(1,997,619)       $   (520,270)        $   (889,927)
                                                                              ==========         ===========          ===========

NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                                                      $      (127)       $        (33)        $        (58)
                                                                              ==========         ===========          ============


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' DEFICIT

                                                             The                 1133
                                                          National             Fifteenth
                                                          Housing               Street               Other
                                                         Partnership             Four               Limited
                                                            (NHP)             Associates            Partners              Total
                                                            -----             ----------            --------            ----------
Deficit at
   January 1, 1995                                       $(157,061)           $(161,961)           $(2,417,673)        $(2,736,695)

Net loss                                                    (8,899)              (8,899)              (872,129)           (889,927)
                                                          --------             --------             ----------          ----------

Deficit at
   December 31, 1995                                      (165,960)            (170,860)            (3,289,802)         (3,626,622)

Net loss                                                    (5,203)              (5,203)              (509,864)           (520,270)
                                                          --------             --------             ----------          ----------

Deficit at
   December 31, 1996                                      (171,163)            (176,063)            (3,799,666)         (4,146,892)

Net loss                                                   (19,976)             (19,976)            (1,957,667)         (1,997,619)
                                                          --------             --------             ----------          ----------

Deficit at
   December 31, 1997                                     $(191,139)           $(196,039)           $(5,757,333)        $(6,144,511)
                                                          ========             ========             ==========          ==========

Percentage interest at
   December 31, 1995,
     1996 and 1997                                           1%                   1%                   98%
                                                          --------             --------             ----------

                                                            (A)                  (B)                   (C)
                                                          ========             ========             ==========

(A)        General Partner

(B)        Original Limited Partner

(C) Consists of 15,414 investment units held by 1,293 investors. Each unit represents 0.0064% ownership interest.


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                              ---------------------------------------------------
                                                                                 1997                1996                 1995
                                                                                 ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Rent collections                                                        $ 3,329,478         $ 3,260,049          $ 3,057,908
     Distributions in excess of investment
       in Local Limited Partnerships                                              34,016              63,756               20,296
     Interest received                                                             6,345               5,541                3,667
     Other income                                                                 66,196              63,848              110,348
     Payments of taxes and insurance                                            (783,591)           (849,134)            (856,288)
     Payments of other expenses                                               (1,252,505)         (1,228,882)          (1,070,591)
     Payment of interest on partner loans                                          -                    (438)               -
     Mortgage interest paid                                                   (1,273,492)         (1,221,547)          (1,285,521)
     Real estate tax refund received                                               -                 124,227                -
                                                                              ----------          ----------           ----------

     Net cash provided by (used in) operating activities                         126,447             217,420              (20,181)
                                                                              ----------          ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases                                                        (151,767)           (115,916)            (116,436)
     Deposits to real estate tax escrow                                         (660,941)           (662,109)            (587,270)
     Withdrawals from real estate tax escrow                                     606,930             625,080              670,171
     Payments to mortgage escrow deposits                                       (962,616)              -                    -
     Refund of tax escrow funds                                                  637,276               -                    -
     Deposits to reserve for insurance premiums                                  (90,787)            (69,354)             (33,164)
     Withdrawals from reserve for insurance premiums                              73,590              41,894               69,224
                                                                              ----------          ----------           ----------

     Net cash (used in) provided by investing activities                        (548,315)           (180,405)               2,525
                                                                              ----------          ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans from partner                                                        6,142,691             669,881               38,907
     Repayment of loans from partner                                               -                  (5,764)               -
     Payments of principal on mortgage note                                      (46,454)           (560,000)               -
     Proceeds from mortgage note                                               9,620,000               -                    -
     Payment of deferred finance costs                                          (925,930)           (106,318)               -
     Payment of principal on mortgage note from
       refinance proceeds                                                    (13,093,546)              -                    -
     Payment of mortgage prepayment penalty                                   (1,300,000)              -                    -
                                                                              ----------          ----------           ----------

     Net cash provided by financing activities                                   396,761              (2,201)              38,907
                                                                              ----------          ----------           ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              (25,107)             34,814               21,251

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                                        70,382              35,568               14,317
                                                                              ----------          ----------           ----------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                               $    45,275         $    70,382          $    35,568
                                                                              ==========          ==========           ==========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                          Years Ended December 31,
                                                                              ---------------------------------------------------
                                                                                 1997                1996                 1995
                                                                                 ----                ----                 ----
RECONCILIATION OF NET LOSS
   TO NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES:
     Net loss                                                                $(1,997,619)        $  (520,270)         $  (889,927)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Depreciation                                                            377,107             365,680              361,092
         Amortization of deferred finance costs                                   78,262              28,056               44,085
         Payment of mortgage prepayment penalty                                1,300,000               -                    -
         Increase in accrued partnership administrative
           fee payable to General Partner                                          7,500               7,500                7,500
         Increase in administrative and reporting fee
           payable to General Partner                                            115,604             115,604              115,604
         Decrease (increase) in accounts receivable                               22,557             (25,148)               -
         (Increase) decrease in prepaid insurance, taxes
           and security deposits                                                 (34,114)             (4,016)              12,390
         (Decrease) increase in accounts payable and
           accrued expenses from rental operations                               (21,703)            (18,551)              68,248
         Increase (decrease) in other accrued expenses                             1,285              (2,965)               4,335
         Increase in accrued interest on partner loans                           376,687             277,760              250,476
         (Decrease) increase in accrued interest on
           mortgage note payable                                                 (99,119)             (6,230)               6,016
                                                                              ----------          ----------           ----------

       Total adjustments                                                       2,124,066             737,690              869,746
                                                                              ----------          ----------           ----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                      $   126,447         $   217,420          $   (20,181)
                                                                              ==========          ==========           ==========


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

           On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund IV (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

           The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

           During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships (Local Limited Partnerships) which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments (Trinity), a conventionally financed rental apartment project.

           Significant Accounting Policies

           The financial statements of the Partnership are prepared on the accrual basis of accounting. Public offering costs were recorded as a direct reduction to the capital accounts of the limited partners. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in Trinity or the Local Limited Partnerships. Other fees and expenditures of the Partnership are recognized

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


as expenses in the period the related services are performed. Deferred finance costs are amortized over the appropriate loan period on a straight-line basis.

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

2.         CASH AND CASH EQUIVALENTS

           Cash and cash equivalents consist of the following:

                                                                     December 31,
                                                              ----------------------------
                                                               1997                 1996
                                                               ----                 ----
                       Cash in demand accounts                $   605              $ 1,580
                       Money market account                    44,670               68,802
                                                               ------               ------

                                                              $45,275              $70,382
                                                               ======               ======

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


3.         INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

           The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. These investments are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, during 1997, 1996 and 1995, the Partnership did not recognize $1,716,194, $6,379,470 and $1,313,743, respectively of its allocated share of losses from four Local Limited Partnerships. As of December 31, 1997 and 1996, the Partnership had not recognized $14,346,578 and $12,630,384, respectively, of its cumulative allocated share of losses from four of the Local Limited Partnerships.

           During 1996, one Local Limited Partnership repaid $200 and $107 principal and accrued interest to the Partnership. No working capital advances or recoveries occurred between the Partnership and the Local Limited Partnerships during 1997 or 1995. As of December 31, 1997 and 1996, $12,200 was owed by one Local Limited Partnerships to the Partnership. During 1993, the Partnership re-evaluated the timing of the collectibility of these advances and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected; therefore, the Partnership treated the advance balance as additional investments. Due to the cumulative losses incurred but not recognized on the investments, the balance was then reduced to zero, with the corresponding charge to operations, shown as "Share of Losses in Local Limited Partnerships" in the Statement of Operations. To the extent these advances are repaid by the Local Limited Partnerships in the future, operations will be credited upon repayment.

           Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1997 and 1996 and the combined results of operations for the years ended December 31, 1997, 1996, and 1995 are as follows:

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


                           COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                                         December 31,
                                                                                            -------------------------------------
                                                                                                1997                      1996
                                                                                                ----                      ----
Assets:
     Land                                                                                  $    756,247               $   756,247
     Building and improvements, net of accumulated depreciation of $5,193,200 and $7,588,641 and impairment losses of
       $7,764,857 and $4,660,000                                                             13,819,318                14,133,713
     Other assets                                                                             2,095,211                 3,702,785
                                                                                            -----------                ----------

                                                                                           $ 16,670,776               $18,592,745
                                                                                            ===========                ==========

Liabilities and Partners' Deficit:
     Liabilities:
         Mortgage notes payable                                                            $  9,796,802               $10,168,368
         Deferred acquisition notes payable                                                   7,174,900                 7,174,900
         Other liabilities                                                                   14,499,124                14,281,638
                                                                                            -----------                ----------

                                                                                             31,470,826                31,624,906

     Partners' Deficit:
         National Housing Partnership Realty Fund IV                                        (14,590,927)              (12,840,717)
         The National Housing Partnership                                                      (209,123)                 (191,444)
                                                                                            -----------                ----------

                                                                                           $ 16,670,776               $18,592,745
                                                                                            ===========                ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                         COMBINED RESULTS OF OPERATIONS

                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                           Years Ended December 31,
                                                                              ---------------------------------------------------
                                                                                 1997                1996                 1995
Revenue                                                                      $ 4,693,668         $ 4,787,017          $ 4,978,626
                                                                              ----------          ----------           ----------

Expenses:
     Operating expenses                                                        3,998,628           3,912,107            3,779,189
     Financial expenses - primarily interest                                     149,297             167,128              188,182
     Interest on acquisition notes                                             1,713,132           1,566,533            1,450,521
     Depreciation                                                                733,902             925,158              887,747
     Impairment losses on rental
       property                                                                    -               4,660,000                -
                                                                              ----------          ----------           ----------

       Total expenses                                                          6,594,959          11,230,926            6,305,639
                                                                              ----------          ----------           ----------

Net loss before extraordinary item                                            (1,901,291)         (6,443,909)          (1,327,013)
Gain on forgiveness of debt                                                      167,762               -                    -
                                                                              ----------          ----------           ----------

Net loss                                                                     $(1,733,529)        $(6,443,909)         $(1,327,013)
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

           The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                                                           Subsidized Units               Subsidized Units
                                                                             Expiring as a                  Expiring as a
                                                 Number                   Percentage of Total               Percentage of
                                                of Units                   Subsidized Units                 Total Units
                                                --------                  -------------------             ----------------
                             1998                  619                           69%                             67%
              2006 and thereafter                  277                           31%                             30%
                                                   ---                          ---                              --

                            Total                  896                          100%                             97%
                                                   ===                          ===                              ==

           Of the contracts above expiring during 1998, contracts for 496 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contract covering the remaining 123 units expires in October, 1998. It is uncertain whether the agreement will be renewed, as well as the remaining contracts expiring after 1998, and if so, on what terms.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


           For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 896 units, 97 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

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

           During 1996, two Local Limited Partnerships recognized impairment losses on their rental properties in the amount of $2,700,000 and $1,960,000. Because the Local Limited Partnerships' deferred acquisition notes were due March 27, 2001, the Local Limited Partnerships' estimated net cash flow was only for the period January 1, 1997 to March 27, 2001. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnership used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value. The impairment losses had no impact on the Partnership's operations, since the Partnership's investments in the Local Limited Partnerships had been reduced to zero in a prior year.

           Additionally, regardless of whether the impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any if its properties, it could incur a loss.

           During 1996, NHPMC, an affiliate of the General Partner, was management agent for each of the properties, except that for Royal Towers the agreement ended on October 31,1996. At December 31, 1996, the Royal Towers Limited Partnership had accrued costs due to NHPMC consisting of management fees, bookkeeping and accounting fees, payroll and miscellaneous reimbursement items totaling $167,762. During 1997, NHPMC informed Royal Towers Limited Partnership that these amounts totaling $167,762 do not have to be paid and therefore this amount is shown as an extraordinary gain in the accompanying 1997 combined statements of operations.

           On December 1, 1996, a fire occurred at the Royal Towers Limited Partnership project site. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which includes $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December, 1996.

           During 1997, Royal Towers Limited Partnership received approximately $2,756,000 in insurance proceeds relating to the fire and used approximately $2,485,000 of these proceeds as of December 31, 1997. Use of the remaining $271,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved. During 1997, HUD approved withdrawals of $249,365 from the reserve for replacements to pay outstanding fire related payables. This is considered a loan from the reserve for replacements and must be repaid to the reserve for replacements when reimbursement is received from the insurance company.

           In addition to amounts reimbursed from insurance proceeds, Royal Towers Limited Partnership has incurred costs of $190,761 which are fire related and have been included in the accompanying combined statements of operations and $95,164 of costs which have been capitalized. Royal Towers Limited Partnership anticipates that an additional $1,000,000 is needed to repair the property to its pre-fire condition and is seeking insurance funds to fund such costs.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


           Royal Towers Limited Partnership has a significant amount of payables and only limited resources with which to pay such items, which raises substantial doubt about the Local Limited Partnership's ability to continue as a going concern. Royal Towers Limited partnership continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional fundings from partners if positive cash flows are not maintained. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

4.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES FROM RENTAL OPERATIONS

           Accounts payable and accrued expenses from rental operations consist of the following:

                                                                                December 31,
                                                                     -----------------------------------
                                                                       1997                       1996
                                                                       ----                       ----
          Trade payables                                             $ 60,419                   $111,892
          Accrued interest on mortgage notes                            -                         99,119
          Accrued real estate taxes                                   659,616                    608,302
          Tenant security deposits                                     77,847                     77,589
          Due to management agent (Note 6)                              -                         14,274
          Rent received in advance                                      -                          9,865
                                                                      -------                    -------

                                                                     $797,882                   $921,041
                                                                      =======                    =======


5.         MORTGAGE NOTE PAYABLE

           Since July 2, 1990, Trinity had operated under a mortgage loan provided by General Electric Capital Corporation ("GECC") in the amount of $13,700,000. The mortgage note payable was secured by an assignment of leases, and by a deed of trust on the rental property. The loan had a term of five years during which no principal payments were required. A modification agreement was executed on March 15, 1996, extending the maturity date of the loan to March 15, 1999. As a condition of the modification, the Partnership paid principal of $560,000 during 1996. This reduced the mortgage note payable to $13,140,000, which was the outstanding balance at December 31, 1996.

           Interest only, at the Contract Index Rate, on the mortgage was payable monthly beginning April 1, 1996 through March 1, 1999. In addition, beginning April 1, 1996 and continuing each July, October, December and April, installments of principal in the amount equal to 100% of the net cash flow (as defined) were due and payable. During 1997, Trinity made principal payments of $46,454 from net cash flow as required. On March 15, 1999, the entire unpaid principal and interest was due and payable. The Contract Index Rate is equal to 3.25% per annum in excess of the GECC Composite Commercial Paper Rate.

           On December 29,1997, Trinity refinanced the mortgage. GECC was paid $13,093,546 to pay off the note along with $1,300,000 prepayment penalty representing 50% of the fair market value of the project above the amount of refinanced debt as required under the GECC mortgage agreement. Proceeds from the refinancing along with a loan of $6,121,479 from an affiliate of the General Partner, AIMCO Properties L.P., were used to retire the existing

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


mortgage note, pay the prepayment penalty of $1,300,000 and to pay accrued interest and other deferred finance costs of $925,930.

           The new mortgage note payable of $9,620,000 is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

Principal payments are due as follows:

                         1998                          $   390,024
                         1999                              416,381
                         2000                              444,519
                         2001                              474,558
                         2002                              506,627
                         Thereafter                      7,387,891
                                                         ---------

                                                        $9,620,000
                                                         =========

           Under the agreement with the new mortgage lender, Trinity was required to establish a repair escrow of $303,000 and is required to make monthly escrow deposits with the lender for taxes, hazard and liability insurance.

           The liability of the Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

6.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
           PARTNER

           The Partnership accrued administrative and reporting fees payable to the General Partner of $115,604 in 1997, 1996 and 1995. No payments for these fees were made during 1997, 1996 or 1995. The balance owed to the General Partner at December 31, 1997 and 1996 was $1,222,366 and $1,106,762,
respectively.

           During 1997, 1996 and 1995, the General Partner made working capital advances of $21,212, $669,881 and $38,907, respectively, to the Partnership and to Trinity Apartments. In addition, AIMCO advanced $6,121,479 for the refinancing of Trinity's mortgage. During 1996, the Partnership repaid advances of $5,764 to the General Partner. No repayments of working capital advances were made in 1997 or 1995. The balance owed to the General Partner and AIMCO at December 31, 1997 and 1996 was $8,055,209. and $1,912,518, respectively.
Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997. During 1997, 1996 and 1995, interest of $376,687, $278,198 and $250,478, respectively was accrued and expensed. During 1996, interest of $438 was repaid to the General Partner. The interest balance owed to the General Partner at December 31,

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


1997 and 1996 was $1,838,021 and $1,461,334, respectively. Additionally, annual partnership administrative fees of $7,500 were accrued by Trinity Apartments during 1997, 1996 and 1995, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 1997, 1996 or 1995. As of December 31, 1997 and 1996, $22,500 and $15,000, respectively, was owed to the General Partner for these fees.

           NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers Limited Partnership which changed management agent on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $494,836, $517,575 and $501,645 from the Local Limited Partnerships and $197,577, $218,751 and $205,756 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $4,920 and $163,637, respectively.

           Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $462,000, $714,000 and $642,000, respectively, from the Local Limited Partnerships and approximately $293,000, $291,000 and $230,000, respectively, from Trinity. At December 31, 1997 and 1996 account payable included $501 and $16,413 due to NHPMC and NCHP, respectively.

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

           A reconciliation follows:

                                                                                           Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                 1997                1996                 1995
                                                                                 ----                ----                 ----
Net loss per financial statements                                            $(1,997,619)        $  (520,270)         $  (889,927)

Timing difference - depreciation                                                (400,866)           (402,653)            (402,215)

Timing differences in determining losses of Local Limited Partnerships:

     Depreciation                                                               (518,072)           (327,580)            (353,959)
     Interest on partner loans                                                     4,247              16,793                2,580
     Impairment losses on rental property                                          -               4,613,400                -
     Losses taken in excess of financial
       statement investment account                                           (1,654,454)         (6,358,746)          (1,255,387)
     Other                                                                       276,020             217,384              104,556
                                                                              ----------          ----------           ----------

Loss per tax return                                                          $(4,290,744)        $(2,761,672)         $(2,794,352)
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

8.         FUTURE OPERATIONS

           Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations in prior years which has necessitated significant funding from the General Partner as described in Note 6.

            The Partnership's intentions are to manage Trinity Apartments prudently so that the property can maintain positive cash flows in order to pay its expenses and to repay its loans as operations permit. NHP will evaluate loaning Trinity Apartments additional funds as such funds are needed, but it is not legally obligated to make such loans.

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

           Second, to the establishment of any reserves which the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities of obligations of the Partnership.

           Third, to the General Partner to repay any unrepaid operating guarantee loans made to the Property sold or refinanced;

           Fourth, to the Limited Partners until the Limited Partners have received a return of their capital contribution to the Partnership allocable to the Property sold or refinanced after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

           Fifth, to the General Partner to repay any unrepaid operating guarantee loans made to Properties other than the Property sold or refinanced;

           Sixth, to the Limited Partners until the Limited Partners have received a return of the unrecovered amount of their capital contributions, after deduction for prior cash distributions from sales or refinancings, but without deduction for prior cash distributions from operations;

           Seventh, to the Limited Partners, until each Limited Partner has received an amount equal to a cumulative noncompounded 9% annual return on its capital contribution, after deduction of (a) an amount equal to 35% of the tax losses allocated to the Limited Partner and
           (b) prior cash distributions from operations;

           Eighth, to the General Partner until the General Partner has received a return of its capital contributions, after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distributions from operations;

           Ninth, to the General Partner for disposition and refinancing fees, including prior disposition and refinancing fees which have been accrued but are unpaid;

           Tenth, to the partners with positive capital accounts to bring such accounts to zero; and

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

11.        NONCASH INVESTING ACTIVITY

           During 1997 and 1996, the Partnership incurred costs of $1,947 and $4,284, respectively, for additions to building and equipment which are included in accounts payable as of December 31, 1997 and 1996, respectively.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                              A LIMITED PARTNERSHIP
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF
       LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED
                                DECEMBER 31, 1997

                                       Initial Cost to Local Limited    Cost Capitalized Subsequent
                                                Partnership                    to Acquisition
                                      --------------------------------------------------------------




                                                       Buildings and                   Carrying Cost
  Partnership Name     Encumbrances        Land        Improvements     Improvements    Adjustments

----------------------------------------------------------------------------------------------------
Capital Park Limited
   Partnership             (1)        $     110,000   $   7,634,451    $   1,902,296   $     -

Kennedy Homes
   Limited Partnership     (1)              150,000       3,130,682        1,156,670         -

Loring Towers
   Limited Partnership     (1)              290,000       5,875,841          595,321     (4,361,046)

Royal Towers
   Limited Partnership     (1)              360,000       5,453,177        1,028,937     (3,557,564)

Trinity Apartments
   (wholly-owned)          (1)            3,650,000      18,809,468         (390,282)    (4,091,000)
                                      --------------------------------------------------------------

TOTAL,
December 31, 1997                     $   4,560,000   $  40,903,619    $   4,292,942   $(12,009,610)
                                      ==============================================================

                         Gross Amount at which Carried at Close of
                                          Period
                       ----------------------------------------------
                                                                                                                 Life upon which
                                                                                                                 depreciation in
                                                                                                                      latest
                                                                       Accumulated                                 statement of
                                       Buildings and                   Depreciation      Date of        Date      operations is
  Partnership Name         Land        Improvements    Total (2) (3)       (3)        Construction    Acquired   computed (years)

----------------------------------------------------------------------------------------------------------------------------------
Capital Park Limited
   Partnership         $    110,000    $   9,536,747   $   9,646,747  $   2,907,030       1969          3/86           5-50

Kennedy Homes
   Limited Partnership      150,000        4,287,352       4,437,352      1,494,417       1968          3/86           5-50

Loring Towers
   Limited Partnership      290,000        2,110,116       2,400,116        273,402       1970          3/86           5-50

Royal Towers
   Limited Partnership      206,247        3,078,303       3,284,550        518,351       1973          4/86           5-50

Trinity Apartments
   (wholly-owned)         3,650,000       14,328,186      17,978,186      4,671,875       1985          4/86           5-50
                       ----------------------------------------------------------------

TOTAL,
December 31, 1997      $  4,406,247    $  33,340,704   $  37,746,951  $   9,865,075                                     .
                       ================================================================




                          See notes to Schedule III.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

            ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                                DECEMBER 31, 1997

(1)        Schedule of Encumbrances

                                                                                        Deferred
                                                                                       Acquisition
                                                                                        Notes and
                                                                  Mortgage               Accrued
           Partnership Name                                         Notes                Interest               Total
           ----------------                                      -----------           -----------           -----------
           Capital Park
             Limited Partnership                                 $ 3,796,821           $ 5,385,985           $ 9,182,806

           Kennedy Homes
             Limited Partnership                                     997,367             3,974,011             4,971,378

           Loring Towers Apartments
             Limited Partnership                                   2,521,549             5,671,744             8,193,293

           Royal Towers
             Limited Partnership                                   2,481,065             5,270,792             7,751,857

           Trinity Apartments
             (wholly-owned)                                        9,620,000                 -                 9,620,000
                                                                  ----------            ----------            ----------

           TOTAL                                                 $19,416,802           $20,302,532           $39,719,334
                                                                  ==========            ==========            ==========


(2) The aggregate cost of land for Federal income tax purposes is $4,560,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is $42,803,738. The total of the above-mentioned items is $47,363,738.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

            ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                                DECEMBER 31, 1997

                                   (CONTINUED)

(3)        Reconciliation of real estate

                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                1997                1996                 1995
                                                                                ----                ----                 ----
           Balance at beginning of period                                    $40,307,357         $44,660,705          $44,152,250

             Improvements during the period                                      544,451             306,652              508,455

             Decrease due to prior year impairment
               losses on rental property                                      (3,104,857)               -                    -

             Impairment loss on rental property                                    -              (4,660,000)                -
                                                                              ----------          ----------           ----------

           Balance at end of period                                          $37,746,951         $40,307,357          $44,660,705
                                                                              ==========          ==========           ==========


           Reconciliation of accumulated depreciation

                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                               1997                 1996                 1995
                                                                               ----                 ----                 ----
           Balance at beginning of period                                    $11,883,409         $10,612,976          $ 9,364,137

              Depreciation expense for the period                              1,086,523           1,270,433            1,248,839

              Decrease due to prior year impairment
                losses on rental property                                     (3,104,857)              -                    -
                                                                              ----------          ----------           ----------

           Balance at end of period                                          $ 9,865,075         $11,883,409          $10,612,976
                                                                              ==========          ==========           ==========


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

Directors of NCHP

           Six individuals comprise the Board of Directors of NCHP. Two directors were appointed by the President of the United States, by and with the advice and consent of the Senate.

           Terry Considine (age 50) was elected Chairman, Chief Executive Officer and a Director of NCHP in 1997. Mr. Considine has been Chairman of the Board of Directors and Chief Executive Officer of AIMCO since July 1994, and was President until July 1997. He is the sole owner of Considine Investment Co. and prior to July 1994 was owner of approximately 75% of Property Asset Management, L.L.C., Limited Liability Company, a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the AIMCO Predecessors. On October 1, 1996, Mr. Considine was appointed Co-Chairman and director of Asset Investors Corp. and Commercial Asset Investors, Inc., two other public real estate investment trusts, and appointed as a director of Financial Assets Management, LLC, a real estate investment trust manager. Mr. Considine has been involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College, a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar. He served as a Colorado State Senator from 1987 - 1992 and in 1992 was the Republican nominee for election to the United States Senate from Colorado.

           Peter K. Kompaniez (age 52) was elected Vice Chairman, President and a Director of NCHP in 1997. Mr. Kompaniez has been Vice President and a Director of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP and President of NHP Partners since June 1997. Since September 1993, Mr. Kompaniez has owned 75% of PDI Realty Enterprises, Inc., a Delaware corporation ("PDI"), one of AIMCO's predecessors, and serves as its President and Chief Executive Officer. From 1986 to 1993, he served as President and Chief Executive Officer of Heron Financial Corporation ("HFC"), a United States holding company for Heron International, N.V.'s real estate and related assets. While at HFC, Mr. Kompaniez administered the acquisition, development and disposition of approximately 8,150 apartment units (including 6,217 units that have been acquired by AIMCO) and 3.1 million square feet of commercial real estate. Prior to joining HFC, Mr. Kompaniez was a senior partner with the law firm of Loeb and Loeb where he had extensive real estate and REIT experience. Mr. Kompaniez received a B.A. from Yale College and a J.D. from the University of California (Boalt Hall).

           Susan R. Baron (age 46) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

           Alan A. Diamonstein (age 66) has been a member of the Virginia House of Delegates since 1967, currently serving as Chairman of the General Laws Committee and a member of the standing committees on Appropriations, Education and Rules. He is Chairman of the Virginia Housing Study Commission and is a member of the Peninsula Board of Advisors for Signet Bank, the Jamestown-Yorktown Board of Trustees, as well as a number of educational and civic organizations. Mr. Diamonstein is the senior partner in the law firm of Diamonstein, Becker and Staley. He was appointed to the Board of Directors by the President of the United States in October 1994 and continues to serve until the appointment of a successor.

           Leeann Morein (age 43) was elected Senior Vice President Investor Services and a Director of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

           Thomas W. Toomey (age 37) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

EXECUTIVE OFFICERS

           The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

           Terry Considine (age 50). See "Directors of NCHP."

           Peter K. Kompaniez (age 52). See "Directors of NCHP."

           Leeann Morein (age 43). See "Directors of NCHP."

           Thomas W. Toomey (age 37). See "Directors of NCHP."

           Joel F. Bonder (age 49) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

           Steven D. Ira (age 47) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of PAM. Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property

Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

           David L. Williams (age 52) has served as Executive Vice President--Operations of NCHP and AIMCO since 1997. Prior to joining AIMCO, Mr. Williams was Senior Vice President of Operations at Evans Withycombe Residential, Inc. from January 1996 to January 1997. Previously, he was Executive Vice President at Equity Residential Properties Trust from October 1989 to December 1995. He has served on National Multi-Housing Council Boards and NAREIT committees. Mr. Williams also served as Senior Vice President of Operations and Acquisitions of US Shelter Corporation from 1983 to 1989. Mr. Williams has been involved in the property management, development and acquisition of real estate properties since 1973. Mr. Williams received his B.A. in education and administration from the University of Washington in 1967.

          Troy D. Butts (age 33) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

          (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11.  Executive Compensation

          National Housing Partnership Realty Fund IV has no officers or directors. However, as outlined in the prospectus, various fees and reimbursements are paid to the General Partner and its affiliates. Following is a summary of such fees paid or accrued during the year ended December 31, 1997:

          (i) Administrative and reporting fees of $115,604 accrued during the year but not yet paid to the General Partner for managing the affairs of the Partnership and for investor services. No payments were made in 1997.

          (ii) Annual partnership administration fee of $30,000 to the General Partner for its services as General Partner of the four Local Limited Partnerships. Payments of $15,011 were made in 1997. Trinity Apartments also accrued $7,500 in such fees during 1997.

          (iii) An affiliate of the General Partner, NHP Management Company (NHPMC) is the project management agent for three of the projects operated by the Local Limited Partnerships, as well as Trinity Apartments. During 1997, NHPMC and other affiliates of NCHP earned $494,836 and $197,577 for management fees and other services provided to the Local Limited Partnerships and Trinity Apartments, respectively. In 1996, NHPI, which at that time owned 100% of NHPMC, paid on affiliate of NHP $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999.

          (iv) In 1997, personnel working at the project sites which were managed by NHPMC were NHP Incorporated employees and subsequent to December 8, 1997 NHPMC employees, and therefore the project reimbursed NHPI and NHPMC for the actual salaries and related benefits. Total reimbursements for salaries and benefits earned for the year ended December 31, 1997, were approximately $462,000 for the Local Limited Partnerships and $293,000 for Trinity Apartments.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)   Documents filed as a part of this report:

                 1.  Financial Statements

                     The financial statements, notes, and reports listed below are included herein:

                                                                                            Page
                                                                                            ----
                     Independent Auditors' Report                                            12

                     Statements of Financial Position,
                     December 31, 1997 and 1996                                              13

                     Statements of Operations for the Years
                     Ended December 31, 1997, 1996 and 1995                                  14

                     Statements of Partners'
                     Deficit for the Years Ended
                     December 31, 1997, 1996 and 1995                                        15

                     Statements of Cash Flows for the Years Ended
                     December 31, 1997, 1996 and 1995                                        16

                     Notes to Financial Statements                                           18

                     Schedule III - Real Estate and
                     Accumulated Depreciation of Partnership and
                     Local Limited Partnerships in which NHP
                     Realty Fund IV has Invested, December 31, 1997                          31


                 2.  Financial statement schedules

                     Financial statement schedules for the Registrant:

                     Schedule III is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or notes thereto.

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

                 3.  Exhibits

                     The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein by reference:

                                                                                           Page
                                                                                           ----
                     Independent Auditors' Report                                           42

                     Combined Statements of Financial
                     Position, December 31, 1997 and 1996                                   43

                     Combined Statements of Operations for the Years
                     Ended December 31, 1997, 1996 and 1995                                 44

                     Combined Statements of Partners'
                     Deficit for the Years
                     Ended December 31, 1997, 1996 and 1995                                 45

                     Combined Statements of Cash
                     Flows for the Years Ended
                     December 31, 1997, 1996 and 1995                                       46

                     Notes to Combined Financial Statements                                 49

                     Exhibit (24) Power of Attorney

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

March 30, 1998                                /s/ Troy D. Butts
--------------                                ----------------------------------
Date                                          Troy D. Butts
                                              Senior Vice President and Chief
                                              Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




March 30, 1998                                /s/ Troy D. Butts
--------------                                ----------------------------------
Date                                          Troy D. Butts
                                              Senior Vice President and Chief
                                              Financial Officer

March 30, 1998                                                 *
--------------                                ----------------------------------
Date                                          Terry Considine, Director


March 30, 1998                                                 *
--------------                                ----------------------------------
Date                                          Susan R. Baron, Director


March 30, 1998                                                 *
--------------                                ----------------------------------
Date                                          Peter K. Kompaniez, Director


March 30, 1998                                                 *
--------------                                ----------------------------------
Date                                          Leeann Morein, Director


March 30, 1998                                                 *
--------------                                ----------------------------------
Date                                          Thomas W. Toomey, Director


March 30, 1998                                                 *
--------------                                ----------------------------------
Date                                          Alan A. Diamonstein, Director


           This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1997. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.

                *By Troy D. Butts pursuant to Power of Attorney.

                                /s/ Troy D. Butts
                                -----------------

Independent Auditors' Report

To The Partners of
    National Housing Partnership Realty Fund IV
Indianapolis, IN

We have audited the accompanying combined statements of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 1997 and 1996, and the related combined statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 1997 and 1996 and the combined results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
McLean, VA
March 3, 1998

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                            December 31,
                                                                                -----------------------------------
                                                                                     1997                    1996
                                                                                     ----                    ----
                                                        ASSETS
                                                        ------

Cash and cash equivalents                                                       $    409,688            $    227,865

Accounts receivable, net (Note 2 and 16)                                              43,269               1,951,957

Tenants' security deposits held in trust funds                                        99,861                 109,542

Prepaid taxes and insurance                                                           21,995                  16,952

Reserve for painting and decorating                                                  119,285                  98,946

Deferred costs                                                                        24,486                  24,486

Mortgage escrow deposits (Note 5)                                                  1,376,627               1,273,037

Rental property, net (Note 4)                                                     14,575,565              14,889,960
                                                                                 -----------             -----------

                                                                                $ 16,670,776            $ 18,592,745
                                                                                 ===========             ===========

                                         LIABILITIES AND PARTNERS' DEFICIT
                                         ---------------------------------

Liabilities:
     Trade payables                                                             $    826,274            $  2,204,193
     Accrued real estate taxes                                                       270,500                 257,200
     Due to management agent - NHPMC (Note 9)                                          4,920                 163,637
     Accrued interest on mortgage notes                                                6,519                   8,865
     Due to partners (Note 7)                                                        139,738                 116,429
     Accrued interest on partner loans                                                21,093                  16,870
                                                                                 -----------             -----------

                                                                                   1,269,044               2,767,194

Tenants' security deposits payable                                                   102,448                  99,111

Deferred income                                                                        -                         833

Deferred acquisition notes payable (Note 6)                                        7,174,900               7,174,900

Accrued interest on deferred acquisition notes (Note 6)                           13,127,632              11,414,500

Mortgage notes payable (Note 5)                                                    9,796,802              10,168,368

Partners' deficit                                                                (14,800,050)            (13,032,161)
                                                                                 -----------             -----------

                                                                                $ 16,670,776            $ 18,592,745
                                                                                 ===========             ===========


                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                1997                1996                 1995
                                                                                ----                ----                 ----
REVENUES:
    Rental income (Note 3)                                                   $ 4,532,040         $ 4,613,768          $ 4,665,078
    Interest income                                                               46,158              51,018               55,367
    Other income                                                                 115,470             122,231              258,181
                                                                              ----------          ----------           ----------

                                                                               4,693,668           4,787,017            4,978,626
                                                                              ----------          ----------           ----------

EXPENSES:
    Administrative expenses                                                      360,059             227,599              229,382
    Utilities and operating expenses                                           2,037,743           1,794,706            1,786,705
    Management and other services
       from related party (Note 9)                                               494,836             517,575              501,645
    Salaries and related benefits
       to related party (Note 9)                                                 461,887             713,687              642,425
    Depreciation and amortization                                                733,902             925,158              887,747
    Taxes and insurance                                                          614,103             628,540              589,032
    Financial expenses - primarily interest (Note 5)                             149,297             167,128              188,182
    Interest on acquisition notes (Note 6)                                     1,713,132           1,566,533            1,450,521
    Annual partnership administrative fees
       to General Partner (Note 7)                                                30,000              30,000               30,000
    Impairment losses on rental property (Note 14)                                 -               4,660,000                -
                                                                              ----------          ----------           ----------

                                                                               6,594,959          11,230,926            6,305,639
                                                                              ----------          ----------           ----------

NET LOSS BEFORE EXTRAORDINARY ITEM                                            (1,901,291)         (6,443,909)          (1,327,013)

EXTRAORDINARY ITEM - GAIN ON
   FORGIVENESS OF DEBT                                                           167,762               -                    -
                                                                              ----------          ----------           ----------

NET LOSS                                                                     $(1,733,529)        $(6,443,909)         $(1,327,013)
                                                                              ==========          ==========           ==========


                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                                                    National
                                                                     Housing                    The
                                                                   Partnership                National
                                                                   Realty Fund                 Housing
                                                                        IV                   Partnership                Total
                                                                   -----------               -----------              -----------
Deficit at January 1, 1995                                        $ (5,063,451)               $(112,886)             $ (5,176,337)

    Distributions                                                      (20,296)                    (205)                  (20,501)

    Net loss                                                        (1,313,743)                 (13,270)               (1,327,013)
                                                                   -----------                 --------               -----------

Deficit at December 31, 1995                                        (6,397,490)                (126,361)               (6,523,851)

    Distributions                                                      (63,757)                    (644)                  (64,401)

    Net loss                                                        (6,379,470)                 (64,439)               (6,443,909)
                                                                   -----------                 --------               -----------

Deficit at December 31, 1996                                       (12,840,717)                (191,444)              (13,032,161)

   Distributions                                                       (34,016)                    (344)                  (34,360)

   Net loss                                                         (1,716,194)                 (17,335)               (1,733,529)
                                                                   -----------                 --------               -----------

Deficit at December 31, 1997                                      $(14,590,927)               $(209,123)             $(14,800,050)
                                                                   ===========                 ========               ===========

Percentage interest at
   December 31, 1995, 1996 and 1997                                    (A)                       (B)
                                                                   ===========                 ========


(A)        Holds a 99% limited partnership interest in four Local Limited
           Partnerships.

(B)        Holds a 1% general partnership interest in four Local Limited
           Partnerships.


                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                              ---------------------------------------------------
                                                                                 1997                1996                 1995
                                                                                 ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Rental receipts                                                          $4,501,761          $4,567,289           $4,596,918
     Interest receipts                                                            43,433              51,594               55,768
     Other receipts                                                              111,785             106,311              310,478
     Administrative expenses paid                                               (220,191)           (216,703)            (243,969)
     Administrative salaries paid                                               (278,142)           (345,001)            (319,584)
     Management fees paid to related party                                      (426,834)           (391,982)            (382,452)
     Computer and accounting fees paid                                           (49,693)            (50,963)             (46,327)
     Utilities paid                                                             (829,947)           (863,393)            (775,058)
     Operating and maintenance expenses paid                                  (1,143,517)         (1,037,509)            (915,996)
     Operating and maintenance payroll paid                                     (336,995)           (368,686)            (322,841)
     Real estate taxes paid                                                     (328,700)           (328,429)            (321,803)
     Payroll taxes paid                                                          (51,534)            (63,564)             (62,884)
     Miscellaneous taxes paid                                                    (17,957)            (29,984)              (9,526)
     Property insurance paid                                                    (140,539)            (99,470)            (109,621)
     Miscellaneous insurance paid                                                (67,150)            (94,552)            (101,782)
     Interest on mortgage notes paid                                             (86,258)           (110,724)            (133,050)
     Mortgage insurance premium paid                                             (49,683)            (51,494)             (53,176)
     Miscellaneous financial expenses paid                                          (634)                (40)                (106)
     Payment of annual partnership administrative fees
       to General Partner in lieu of distributions                               (15,011)            (88,750)             (15,000)
     Payment of interest on partner loans                                          -                    (107)                (205)
     Insurance proceeds for lost rents                                            93,104               -                    -
     Interest earned on entity funds                                                 234                 219                -
                                                                               ---------           ---------            ---------

       Net cash provided by rental operating activities                          707,532             584,062            1,149,784

     Insurance proceeds received from escrow                                   2,663,145               -                    -
     Payment of fire damage construction related
       payables                                                               (2,391,997)              -                    -
     Decrease (increase) in tenants' security deposits
       held in trust fund                                                          9,681             (19,083)               1,967

     Increase in tenants' security deposits payable                                3,337               7,624                  196
                                                                               ---------           ---------            ---------

       Net cash provided by operating activities                                 991,698             572,603            1,151,947
                                                                               ---------           ---------            ---------


                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                         Years Ended December 31,
                                                                            -----------------------------------------------------
                                                                               1997                 1996                  1995
                                                                               ----                 ----                  ----
CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases                                                    $   (280,181)       $   (220,821)        $   (358,346)
     Payments to mortgage escrow deposits                                     (1,018,453)           (750,741)            (896,472)
     Disbursements from mortgage escrow deposits                                 944,079             637,588              717,820
     Interest earned on mortgage escrow deposits                                 (29,216)            (35,713)             (35,795)
     Payments to reserve for painting and decorating                             (18,000)            (18,000)             (18,000)
     Interest earned on reserve for painting and decorating                       (2,339)             (2,391)              (1,454)
     Payment of deferred costs                                                   (24,486)            (24,486)             (20,405)
     Decrease (increase) in due from mortgagee                                    24,647              96,470              (85,433)
                                                                             -----------         -----------          -----------

     Net cash used in investing activities                                      (403,949)           (318,094)            (698,085)
                                                                             -----------         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                   (34,360)            (64,401)             (20,501)
     Payments of principal on mortgage notes                                    (371,566)           (345,312)            (320,952)
     Repayment of loans from partners                                              -                    (200)                (667)
                                                                             -----------         -----------          -----------

     Net cash used in financing activities                                      (405,926)           (409,913)            (342,120)
                                                                             -----------         -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   181,823            (155,404)             111,742

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                             227,865             383,269              271,527
                                                                             -----------         -----------          -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $    409,688        $    227,865         $    383,269
                                                                             ===========         ===========          ===========


                  See notes to combined financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                1997                1996                 1995
                                                                                ----                ----                 ----
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                                                $(1,733,529)        $(6,443,909)         $(1,327,013)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation and amortization                                           733,902             925,158              887,747
         Mortgagor entity expenses                                             1,755,441           1,600,356            1,483,332
         Extraordinary gain on forgiveness of debt                              (167,762)              -                    -
         Impairment losses on rental property                                      -               4,660,000                -
         (Increase) decrease in receivable from tenants, net                      (3,050)              1,202                4,642
         Decrease (increase) in receivable for FHA subsidy                         5,989             (24,180)               6,143
         Decrease (increase) in insurance proceeds receivable                  1,881,144          (1,881,144)               -
         (Increase) decrease in other receivable                                     (42)              2,776                  976
         (Increase) decrease in prepaid taxes and insurance                       (5,043)              3,379               11,329
         Increase in trade payables                                               68,483              41,043               87,859
         (Decrease) increase in fire damage payable                           (1,516,037)          1,787,185                -
         Decrease in accrued interest on mortgage note                            (2,346)             (1,416)              (1,598)
         Increase (decrease) in accrued real estate taxes                         13,300               9,425              (17,427)
         (Decrease) increase in management fee payable                           (36,160)              3,035              (21,211)
         Payment of annual partnership administrative fees
           to General Partner in lieu of distributions                           (15,011)            (88,750)             (15,000)
         Payment of interest on partner loans                                        (74)               (107)                (205)
         (Decrease) increase in deferred income                                     (833)            (10,210)               8,210
         Decrease (increase) in tenants' security deposits
           held in trust funds                                                     9,681             (19,083)               1,967
         Decrease in other receivable                                              -                   -                   42,000
         Increase in tenants' security deposits payable                            3,337               7,624                  196
         Interest earned on entity funds                                             308                 219                -
                                                                              ----------          ----------           ----------

Total adjustments                                                              2,725,227           7,016,512            2,478,960
                                                                              ----------          ----------           ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $   991,698         $   572,603          $ 1,151,947
                                                                              ==========          ==========           ==========

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

           On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of National Housing Partnership Realty Fund IV (a Maryland Limited Partnership) (the "Registrant" or "Partnership"). As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

2.         ACCOUNTS RECEIVABLE

           Accounts receivable consist of the following:

                                                                                                      December 31,
                                                                                          ----------------------------------
                                                                                              1997                   1996
                                                                                              ----                   ----
                               Due from tenants                                           $    17,358             $   16,801
                               Insurance loss claim receivable                                  -                  1,881,144
                               FHA                                                             30,697                 36,686
                               Due from mortgagee                                               2,899                 27,546
                               Other                                                              790                    748
                                                                                           ----------              ---------

                                                                                               51,744              1,962,925

                               Less allowance for doubtful accounts                            (8,475)               (10,968)
                                                                                           ----------              ---------

                               Net accounts receivable                                    $    43,269             $1,951,957
                                                                                           ==========              =========

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


           The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                                                           Subsidized Units               Subsidized Units
                                                                             Expiring as a                  Expiring as a
                                                 Number                   Percentage of Total               Percentage of
                                                of Units                   Subsidized Units                 Total Units
                                                --------                  -------------------             ----------------
                             1998                  619                           69%                             67%
              2006 and thereafter                  277                           31%                             30%
                                                   ---                          ---                              --

                            Total                  896                          100%                             97%
                                                   ===                          ===                              ==

           Of the contracts above expiring during 1998, contracts for 496 units expire on or prior to September 30, 1998. Congress has passed legislation which will provide a one-year renewal contract to replace those contracts. The contract covering the remaining 123 units expires in October, 1998. It is uncertain whether the agreement will be renewed, as well as the remaining contracts expiring after 1998, and if so, on what terms.

           For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 896 units, 97 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

           The Local Limited Partnerships received a total of $3,217,164, $3,337,702 and $3,407,079 during 1997, 1996 and 1995, respectively, in the form of housing assistance payments which is included in "Rental Income" in the combined statements of operations.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


4.         RENTAL PROPERTY

           Rental property consists of the following:

                                                                                                 December 31,
                                                                                  -----------------------------------------
                                                                                      1997                         1996
                                                                                      ----                         ----
                     Land                                                         $   756,247                   $   756,247
                     Buildings and improvements                                    15,865,796                    18,970,653
                     Furniture and equipment                                        3,146,722                     2,751,701
                                                                                   ----------                    ----------

                                                                                   19,768,765                    22,478,601

                     Less accumulated depreciation                                 (5,193,200)                   (7,588,641)
                                                                                   ----------                    ----------

                     Rental property, net                                         $14,575,565                   $14,889,960
                                                                                   ==========                    ==========

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

           Approximate maturities of mortgage notes payable for the next five years and thereafter are as follows:

                       1998                           $  401,000
                       1999                              431,000
                       2000                              464,000
                       2001                              500,000
                       2002                              538,000
                       Thereafter                      7,463,000
                                                       ---------

                                                      $9,797,000
                                                       =========

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

7.         DUE TO PARTNERS

           Annual partnership administration fees of $30,000 were accrued for 1997, 1996 and 1995. The Local Limited Partnerships paid $15,011, $88,750 and $15,000 in such fees during 1997, 1996 and 1995, respectively. These fees are payable to the General Partner without interest from surplus cash available for distribution to partners. The accumulated fees owed to the General Partner were $118,114 and $103,125 at December 31, 1997 and 1996, respectively.

           During 1997 and 1996, the General Partner advanced $8,320 and $1,104, respectively to four and one Local Limited Partnership to fund the Local Limited Partnership's entity expenses. There were no advances made during 1995. No repayments were made during 1997 and 1996. During 1995, one Local Limited Partnership repaid principal and interest of $667 and $205 to the General Partner. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1997 and 1996, was $9,424 and $1,104, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997.

           During 1996, one Local Limited Partnership repaid principal and interest in the amounts of $200 and $107, respectively, to the Partnership. As of December 31, 1997 and 1996, the Partnership had outstanding advances of $12,200 to one Local Limited Partnership. Interest is charged at the rate of Chase Manhattan prime plus 2%. Chase Manhattan Bank prime was 8.5% at December 31, 1997. The advance and interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


           A reconciliation follows:

                                                                                          Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                 1997                1996                 1995
                                                                                 ----                ----                 ----
   Net loss per combined financial statements                                $(1,733,529)        $(6,443,909)         $(1,327,013)

   Depreciation                                                                 (523,305)           (330,888)            (357,534)
   Impairment losses on rental property                                            -               4,660,000                -
   Other                                                                        (148,234)             56,367              (95,355)
                                                                              ----------          ----------           ----------

   Loss per tax returns                                                      $(2,405,068)        $(2,058,430)         $(1,779,902)
                                                                              ==========          ==========           ==========


9.         RELATED PARTY TRANSACTIONS

           An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers which changed management agent on November 1, 1996. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a wholly owned subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $494,836, $517,575 and $501,645 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $4,920 and $163,637, respectively.

           Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1997, 1996 and 1995, were approximately $462,000, $714,000 and $642,000, respectively. At December 31, 1997 and 1996 account payable included $501 and $16,413 due to NHPMC and NCHP, respectively.

10.        NON-CASH INVESTING ACTIVITIES

           At December 31, 1997, three of the Local Limited Partnerships had purchased $136,785 in additions to rental property and at December 31, 1996, two Local Limited Partnership had purchased $21,945 of additions to rental property which are included in trade payables.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


11.        FUTURE OPERATIONS AND CASH FLOWS

           One Local Limited Partnership, Royal Towers Limited Partnership, has a significant amount of payables and only limited resources with which to pay such items, which raises substantial doubt about the Royal Towers Limited Partnership's ability to continue as a going concern. Royal Towers Limited Partnership continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional fundings from partners if positive cash flows are not maintained. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

           The total assets, deficit, revenues and net loss of Royal Towers represent 18%, 37%, 16% and 39% of the applicable amounts included in the accompanying combined financial statements as of December 31, 1997 and for the year then ended.

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

13.        EXTRAORDINARY ITEM

           At December 31, 1996, the Royal Towers Limited Partnership had accrued costs due to NHPMC consisting of management fees, bookkeeping and accounting fees, payroll and miscellaneous reimbursement items. In addition to the $131,027 shown as due to management agent on the 1996 combined statements of financial position, there was $36,735 due to NHPMC included in trade payables. During 1997, NHPMC informed Royal Towers Limited Partnership that these amounts totaling $167,762 do not have to be paid and therefore this amount is shown as an extraordinary gain in the accompanying 1997 combined statements of operations.

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

           During 1996, Royal Towers Limited Partnership and Loring Tower Associates Limited Partnership, recognized impairment losses on their rental properties in the amounts of $1,960,000 and $2,700,000, respectively. Because the Local Limited Partnerships' deferred acquisition notes are due March 27, 2001(Note 6), the Local Limited Partnerships estimated net cash flow is only for the period January 1, 1997 to March 27, 2001. As a result of this limited

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

           Additionally, regardless of whether a impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1997. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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

16.        FIRE LOSS CONTINGENCY

           On December 1, 1996, a fire occurred at the Royal Towers Limited Partnership project site. Management believes that all damages will be recovered through insurance proceeds less a $2,500 deductible. As of December 31, 1996, an insurance receivable was recorded for $1,880,289 which includes $1,784,685 for fire loss damages net of the deductible, and $95,604 for loss of rent for the month of December, 1996.

           During 1997, Royal Towers Limited Partnership received approximately $2,756,000 in insurance proceeds relating to the fire and used approximately $2,485,000 of these proceeds as of December 31, 1997. Use of the remaining $271,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved.

           During 1997, HUD approved withdrawals of $249,365 from the reserve for replacements to pay outstanding fire related payables. This is considered a loan from the reserve for replacements and must be repaid to the reserve for replacements when reimbursement is received from the insurance company.

           In addition to amounts reimbursed from insurance proceeds, Royal Towers Limited Partnership has incurred costs of $190,761 which are fire related and have been included in the accompanying combined statements of operations and $95,164 of costs which have been capitalized. Royal Towers Limited Partnership anticipates that an additional $1,000,000 is needed to repair the property to its pre-fire condition and is seeking insurance funds to fund such costs.