Form 10-Q
period 1998-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1998-05-15
CIK 780149

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                        9200 KEYSTONE CROSSING, SUITE 500
                        INDIANAPOLIS, INDIANA 46240-7602
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (317) 817-7500
              (Registrant's telephone number, including area code)

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
                        STATEMENTS OF FINANCIAL POSITION


                                                                               March 31,
                                                                                 1998                December 31,
                                                                              (Unaudited)                1997
                                                                              -----------            ------------
                                     ASSETS
Cash and cash equivalents                                                     $    138,032           $     45,275
Accounts receivable                                                                   --                    2,591
Prepaid insurance and tenant security deposits                                     111,116                121,534
Mortgage escrow deposits                                                           467,904                962,616
Reserve for insurance premiums                                                      98,118                 87,240
Investments in and advances to Local Limited Partnerships (Note 2)                    --                     --
Land                                                                             3,650,000              3,650,000
Building and improvements - less accumulated depreciation
  of $4,763,294 and $4,671,875                                                   9,625,402              9,656,311
Deferred finance costs                                                             910,498                925,930
                                                                              ------------           ------------

                                                                              $ 15,001,070           $ 15,451,497
                                                                              ============           ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
    Accounts payable and accrued expenses from rental operations              $    262,356           $    797,882
    Administrative and reporting fee payable to General Partner (Note 3)         1,251,267              1,222,366
    Due to General Partner (Note 3)                                              8,079,584              8,077,709
    Accrued interest on partner loans (Note 3)                                   2,113,306              1,838,021
    Other accrued expenses                                                          53,780                 40,030
    Mortgage note payable                                                        9,524,872              9,620,000
                                                                              ------------           ------------

                                                                                21,285,165             21,596,008
                                                                              ------------           ------------

Partners' deficit:
    General Partner -- The National Housing Partnership (NHP)                     (192,535)              (191,139)
    Original Limited Partner -- 1133 Fifteenth Street Four Associates             (197,435)              (196,039)
    Other Limited Partners --15,414 investment units                            (5,894,125)            (5,757,333)
                                                                              ------------           ------------

                                                                                (6,284,095)            (6,144,511)
                                                                              ------------           ------------

                                                                              $ 15,001,070           $ 15,451,497
                                                                              ============           ============

                       See notes to financial statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1998                1997
                                                          ---------           ---------
RENTAL REVENUES                                           $ 874,877           $ 848,282
                                                          ---------           ---------

RENTAL EXPENSES:
    Interest                                                156,658             287,351
    Renting and administrative                               98,928             100,323
    Operating and maintenance                               144,827             160,527
    Depreciation and amortization                           106,851             100,279
    Taxes and insurance                                     187,607             195,418
                                                          ---------           ---------

                                                            694,871             843,898
                                                          ---------           ---------

PROFIT FROM RENTAL OPERATIONS                               180,006               4,384
                                                          ---------           ---------

COSTS AND EXPENSES:
    Interest on due to General Partner (Note 3)             275,285              87,337
    Administrative and reporting fees to General
      Partner (Note 3)                                       28,901              28,901
    Other operating expenses                                 16,202              14,753
                                                          ---------           ---------

                                                            320,388             130,991
                                                          ---------           ---------

OTHER REVENUES:
    Interest income                                             798               1,134
                                                          ---------           ---------

NET LOSS                                                  $(139,584)          $(125,473)
                                                          =========           =========

NET LOSS ASSIGNABLE TO
   LIMITED PARTNERS                                       $(136,792)          $(122,963)
                                                          =========           =========

NET LOSS PER LIMITED
   PARTNERSHIP INTEREST                                   $      (9)          $      (8)
                                                          =========           =========

                       See notes to financial statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                   (UNAUDITED)

                                           The National         1133
                                              Housing         Fifteenth           Other
                                            Partnership      Street Four         Limited
                                               (NHP)         Associates         Partners           Total
                                            ---------         ---------      -----------       -----------
Deficit at January 1, 1998                  $(191,139)        $(196,039)     $(5,757,333)      $(6,144,511)
                                            ---------         ---------      -----------       -----------

Net loss -- three months ended
  March 31, 1998                               (1,396)           (1,396)        (136,792)         (139,584)
                                            ---------         ---------      -----------       -----------

Deficit at March 31, 1998                   $(192,535)        $(197,435)     $(5,894,125)      $(6,284,095)
                                            ---------         ---------      -----------       -----------

Percentage interest at March 31, 1998               1%                 1%             98%              100%
                                            =========         =========      ===========       ===========
                                                   (A)               (B)              (C)

(A)      General Partner

(B)      Original Limited Partner

(C) Consists of 15,414 investment units of 0.006358% held by 1,293 investors

                       See notes to financial statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                 --------------------------------
                                                                     1998               1997
                                                                 -----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Rent collections                                            $   840,768           $   825,991
    Interest received                                                   798                 1,134
    Other income                                                     19,963                20,212
    Operating expenses paid, including rental expenses             (939,790)           (1,041,090)
    Mortgage interest paid                                         (157,178)             (287,908)
                                                                -----------           -----------

      Net cash used in operating activities                        (235,439)             (481,661)
                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (60,510)               (6,800)
    Deposits to real estate tax escrow                             (164,904)             (149,931)
    Withdrawals from real estate tax escrow                         659,616               606,930
    Deposits to reserve for insurance premiums                      (10,878)              (21,215)
    Withdrawals from reserve for insurance premiums                    --                  73,590
                                                                -----------           -----------

    Net cash provided by investing activities                       423,324               502,574
                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on mortgage note                          (95,128)              (13,901)
                                                                -----------           -----------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                           92,757                 7,012

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                             45,275                70,382
                                                                -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   138,032           $    77,394
                                                                ===========           ===========


                       See notes to financial statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (CONTINUED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                    -----------------------------
                                                                       1998               1997
                                                                    ---------           ---------
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES

Net loss                                                            $(139,584)          $(125,473)
                                                                    ---------           ---------

Adjustments to reconcile net loss to net cash provided by
  operating activities -
    Depreciation                                                       91,419              91,419
    Amortization                                                       15,432               8,860
    Decrease in accounts receivable                                     2,591                 346
    Decrease (increase) in prepaid insurance, utility, and
      tenant security deposits                                         10,418             (62,784)
    Decrease in accounts payable and accrued expenses
      from rental operations                                         (535,526)           (524,142)
    Increase in administrative and reporting fees payable
      to General Partner                                               28,901              28,901
    Increase in due to General Partner                                  1,875               1,875
    Increase in accrued interest on partner loans                     275,285              87,337
    Increase in other accrued expenses                                 13,750              12,000
                                                                    ---------           ---------

      Total adjustments                                               (95,855)           (356,188)
                                                                    ---------           ---------

Net cash used in operating activities                               $(235,439)          $(481,661)
                                                                    =========           =========

                       See notes to financial statements

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

         While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

         and the notes included in NHP Realty Fund IV's Annual Report filed in Form 10-K for the year ended December 31, 1997.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of March 31, 1998 and December 31, 1997 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $410,123 and $367,595 of losses from Local Limited Partnerships during the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998 and December 31, 1997, the Partnership had not recognized $14,756,701 and $14,346,578, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1998 and 1997. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 1998.

         The following are combined statements of operations for the three months ended March 31, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS


                        COMBINED STATEMENTS OF OPERATIONS

                                                        Three Months Ended March 31,
                                                     ---------------------------------
                                                         1998                  1997
                                                     -----------           -----------
Rental income                                        $ 1,121,485           $ 1,216,403
Other income                                              31,051                27,528
                                                     -----------           -----------

    Total income                                       1,152,536             1,243,931
                                                     -----------           -----------

Operating expenses                                       732,233               772,160
Interest, taxes and insurance                            646,227               605,189
Depreciation                                             188,342               237,890
                                                     -----------           -----------

    Total expenses                                     1,566,802             1,615,239
                                                     -----------           -----------

Net loss                                             $  (414,266)          $  (371,308)
                                                     ===========           ===========

National Housing Partnership Realty Fund IV
   share of losses                                   $  (410,123)          $  (367,595)
                                                     ===========           ===========



(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the three month periods ended March 31, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $28,901 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the three months ended March 31, 1998 and 1997. The amount due the General Partner by the Partnership was $1,251,267 and $1,222,366 at March 31, 1998 and December 31, 1997,
         respectively.

         There were no working capital advances or repayments made during the three months ended March 31, 1998 and 1997. The amount owed to the General Partner at March 31, 1998 and December 31, 1997, was $8,055,209. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at March 31, 1998. Accrued interest on this loan amounted to $2,113,306 and $1,838,021 at March 31, 1998 and December 31, 1997, respectively. The advances will be repaid as cash flow permits or from the sale or refinancing of the Local Limited Partnerships.

         Annual partnership administrative fees of $1,875 were accrued on behalf of Trinity Apartments during the three months ended March 31, 1998 and 1997. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the three months ended March 31, 1998 and 1997. The balance owed to the General Partner for these fees was $24,375 and $22,500 at March 31, 1998 and December 31, 1997, respectively, and is included in Due to General Partner.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report and other Partnership filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward-looking, including statements regarding the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the properties owned by the Local Limited Partnerships operate, the availability of working capital and dispositions of properties owned by the Partnership.

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


Net cash used in operations for the three months ended March 31, 1998 was $235,439 as compared to $481,661 for the three months ended March 31, 1997. The decrease to cash used in operations resulted primarily from a decrease in operating expenses and mortgage interest paid, as a result of the refinancing that occurred in December 1997.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1998, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the three months ended March 31, 1998 and 1997, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $138,032 at March 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1998, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of March 31, 1998, the Partnership owes the General Partner $1,251,267 for administrative and reporting services performed. In addition, as of March 31, 1998, the Partnership owes the General Partner $8,079,584 plus accrued interest of $2,113,306. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On December 29,1997, Trinity refinanced their mortgage note payable. The new mortgage note payable of $9,524,872 at March 31, 1998, is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

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


Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses and has necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations.

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

The Partnership's net loss increased to $139,584 for the three months ended March 31, 1998 from a net loss of $125,473 for the three months ended March 31, 1997. Net loss per unit of limited partnership interest increased from $8 to $9 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in interest on due to General Partner, partially offset by an increase in rental income and a decrease in mortgage interest as a result of its refinancing. The Partnership did not recognize $410,123 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $42,528 between periods, primarily due to a decrease in rental income, partially offset by a decrease in depreciation.

PART II - OTHER INFORMATION

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.
                  ------------
                           27       Financial Data Schedule.

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



                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                   (Registrant)


                   By:      The National Housing Partnership,
                            its sole General Partner


                   By:      National Corporation for Housing
                            Partnerships, its sole General Partner



May 14, 1998       By:   /s/
------------             -----------------------------------------
                         Troy D. Butts
                         As Senior Vice President and Chief Financial Officer