Form 10-Q
period 1998-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1998-08-14
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes   X          No
   ------           -------

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL POSITION



                                                                            June 30,
                                                                              1998             December 31,
                                                                          (Unaudited)               1997
                                                                       -----------------     -----------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                $   175,258            $    45,275
Accounts receivable                                                             -                     2,591
Prepaid insurance and tenant security deposits                                97,006                121,534
Mortgage escrow deposits                                                     632,817                962,616
Reserve for insurance premiums                                               109,700                 87,240
Investments in and advances to Local Limited Partnerships (Note 2)              -                      -
Land                                                                       3,650,000              3,650,000
Building and improvements - less accumulated depreciation
  of $4,860,427 and $4,671,875                                             9,678,301              9,656,311
Deferred finance costs                                                       895,066                925,930
                                                                         -----------            -----------

                                                                         $15,238,148            $15,451,497
                                                                         ===========            ===========

                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

Liabilities:
   Accounts payable and accrued expenses from rental operations          $   444,818            $   797,882
   Administrative and reporting fee payable to General Partner (Note 3)    1,280,168              1,222,366
   Due to General Partner (Note 3)                                         8,091,190              8,077,709
   Accrued interest on partner loans (Note 3)                              2,367,306              1,838,021
   Other accrued expenses                                                     59,130                 40,030
   Mortgage note payable                                                   9,428,176              9,620,000
                                                                         -----------            -----------

                                                                          21,670,788             21,596,008
                                                                         -----------            -----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                (194,021)              (191,139)
   Original Limited Partner -- 1133 Fifteenth Street Four Associates        (198,921)              (196,039)
   Other Limited Partners --15,414 investment units                       (6,039,698)            (5,757,333)
                                                                         -----------            -----------
                                                                          (6,432,640)            (6,144,511)
                                                                         -----------            -----------

                                                                         $15,238,148            $15,451,497
                                                                         ===========            ===========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                         Three Months Ended             Six Months Ended
                                                            June 30,                          June 30,
                                                       ----------------------        --------------------------
                                                          1998        1997              1998             1997
                                                       ----------  ----------        -----------      ---------

RENTAL REVENUES                                        $ 896,840    $ 854,297        $1,771,717       $1,702,579
                                                       ---------    ---------        ----------       ----------

RENTAL EXPENSES:
   Interest                                              156,131      295,189           312,789          582,540
   Renting and administrative                            109,258      111,599           208,186          211,922
   Operating and maintenance                             167,241      152,424           312,068          312,951
   Depreciation and amortization                         112,565      100,279           219,416          200,558
   Taxes and insurance                                   196,083      196,181           383,690          391,599
                                                       ---------    ---------        ----------       ----------

                                                         741,278      855,672         1,436,149        1,699,570
                                                       ---------    ---------        ----------       ----------

PROFIT (LOSS) FROM RENTAL OPERATIONS                     155,562       (1,375)          335,568            3,009
                                                       ---------    ---------        ----------       ----------

COSTS AND EXPENSES:
   Interest on due to General Partner (Note 3)           254,000       92,833           529,285          180,170
   Administrative and reporting fees to General
     Partner (Note 3)                                     28,901       28,901            57,802           57,802
   Other operating expenses                               23,331       16,676            39,533           31,429
                                                       ---------    ---------        ----------       ----------

                                                         306,232      138,410           626,620          269,401
                                                       ---------    ---------        ----------       ----------

OTHER REVENUES:
   Distributions received in excess of investment
     in Local Limited Partnerships                          -          34,017              -              34,017
   Interest income                                         2,125          554             2,923            1,688
                                                       ---------    ---------        ----------       ----------

                                                           2,125       34,571             2,923           35,705
                                                       ---------    ---------        ----------       ----------

NET LOSS                                               $(148,545)   $(105,214)       $ (288,129)      $ (230,687)
                                                       =========    =========        ==========       ==========

NET LOSS ASSIGNABLE TO
  LIMITED PARTNERS                                     $(145,573)   $(103,110)       $ (282,365)      $ (226,073)
                                                       =========    =========        ==========       ==========

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST                                 $      (9)   $      (7)       $      (18)      $      (15)
                                                       =========    =========        ==========       ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNER'S DEFICIT
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership      Street Four        Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----

Deficit at January 1, 1998               $(191,139)       $(196,039)     $(5,757,333)           $(6,144,511)

Net loss -- six months ended
  June 30, 1998                             (2,882)          (2,882)        (282,365)              (288,129)
                                         ---------        ---------      -----------            -----------

Deficit at June 30, 1998                 $(194,021)       $(198,921)     $(6,039,698)           $(6,432,640)
                                         =========        =========      ===========            ===========

Percentage interest at June 30, 1998             1%               1%              98%                   100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                         -------------------------------------
                                                                                1998                1997
                                                                         -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                                        $ 1,730,610         $ 1,649,056
   Distributions received in excess of investment in
     Local Limited Partnerships                                                   -                 34,017
   Interest received                                                             2,923               1,688
   Other income                                                                 38,625              41,299
   Operating expenses paid, including rental expenses                       (1,234,359)         (1,350,013)
   Mortgage interest paid                                                     (312,789)           (581,563)
                                                                           -----------         -----------

     Net cash provided by (used in) operating activities                       225,010            (205,516)
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (210,542)            (67,900)
   Deposits to real estate tax escrow                                         (329,817)           (320,268)
   Withdrawals from real estate tax escrow                                     659,616             606,930
   Deposits to reserve for insurance premiums                                  (22,460)            (44,312)
   Withdrawals from reserve for insurance premiums                                -                 73,590
                                                                           -----------         -----------

   Net cash provided by investing activities                                    96,797             248,040
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from General Partner                                                     -                 16,853
   Payments of principal on mortgage note                                     (191,824)            (23,717)
                                                                           -----------         -----------

   Net cash used in financial activities                                      (191,824)             (6,864)
                                                                           -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      129,983              35,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                        45,275              70,382
                                                                           -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   175,258         $   106,042
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)






                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          ---------------------------------
                                                                                1998              1997
                                                                                ----              ----

RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss                                                                     $(288,129)         $(230,687)
                                                                             ---------          ---------

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities -
   Depreciation                                                                188,552            182,838
   Amortization                                                                 30,864             17,720
   Mortgagor entity expenses                                                     9,731               -
   Decrease in accounts receivable                                               2,591             25,148
   Decrease (increase) in prepaid insurance, utility, and
     tenant security deposits                                                   24,528            (44,399)
   Decrease in accounts payable and accrued expenses
     from rental operations                                                   (353,064)          (378,613)
   Increase in administrative and reporting fees payable
     to General Partner                                                         57,802             57,802
   Increase in due to General Partner                                            3,750              3,750
   Increase in accrued interest on partner loans                               529,285            180,170
   Increase (decrease) in other accrued expenses                                19,100            (19,245)
                                                                             ---------          ---------

     Total adjustments                                                         513,139             25,171
                                                                             ---------          ---------

Net cash provided by (used in) operating activities                          $ 225,010          $(205,516)
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of June 30, 1998 and December 31, 1997 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $875,919 and $871,619 of losses from Local Limited Partnerships during the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998 and December 31, 1997, the Partnership had not recognized $15,222,497 and $14,346,578, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1998 and 1997. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,200 as of June 30, 1998.

         The following are combined statements of operations for the three and six months ended June 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS

                       COMBINED STATEMENTS OF OPERATIONS


                                            Three Months Ended                  Six Months Ended
                                                 June 30,                          June 30,
                                       -----------------------------    --------------------------------
                                            1998             1997             1998             1997
                                       --------------  -------------    ---------------- ---------------

Rental income                           $1,199,057       $1,119,804       $2,320,542          $2,336,207
Other income                                41,030           34,830           72,081              62,358
                                        ----------       ----------       ----------          ----------

   Total income                          1,240,087        1,154,634        2,392,623           2,398,565
                                        ----------       ----------       ----------          ----------

Operating expenses                         920,161          837,829        1,652,394           1,609,989
Interest, taxes and insurance              616,783          582,341        1,263,010           1,187,530
Depreciation                               173,644          243,579          361,986             481,469
                                        ----------       ----------       ----------          ----------

   Total expenses                        1,710,588        1,663,749        3,277,390           3,278,988
                                        ----------       ----------       ----------          ----------

Net loss                                $ (470,501)      $ (509,115)      $ (884,767)         $ (880,423)
                                        ==========       ==========       ==========          ==========

National Housing Partnership
  Realty Fund IV share of losses        $ (465,796)      $ (504,024)      $ (875,919)         $ (871,619)
                                        ==========       ==========       ==========          ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the six month periods ended June 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $57,802 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the six months ended June 30, 1998 and 1997. The amount due the General Partner by the Partnership was $1,280,168 and $1,222,366 at June 30, 1998 and December 31, 1997,
         respectively.

         During the six months ended June 30, 1998, the General
         Partner paid entity expenses of $9,731 on behalf of Trinity Apartments. During the six months ended June 30, 1997, the General Partner made working capital advances of $16, 853 to the Partnership. No repayments were made during the six months ended June 30, 1998 and 1997. The amount owed to the General Partner at June 30, 1998 and December 31, 1997, was $8,064,940 and $8,055,209, respectively.
         Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at June 30, 1998. Accrued interest on this loan amounted to $2,367,306 and $1,838,021 at June 30, 1998 and December 31, 1997, respectively.

         Annual partnership administrative fees of $3,750 were accrued on behalf of Trinity Apartments during the six months ended June 30, 1998 and 1997. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the six months ended June 30, 1998 and 1997. The balance owed to the General Partner for these fees was $26,250 and $22,500 at June 30, 1998 and December 31, 1997, respectively, and is included in Due to General Partner.

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



Net cash provided by operations for the six months ended June 30, 1998 was $225,010 as compared to net cash used in operations of $205,516 for the six months ended June 30, 1997. The increase to cash provided by operations resulted primarily from an increase in rent collections and a decrease in operating expenses and mortgage interest paid, as a result of the refinancing that occurred in December 1997, partially offset by a decrease in distributions received in excess of investment in Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of June 30, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1998, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the six months ended June 30, 1998, while cash distributions of $34,017 were received from the Local Limited Partnerships during the six months ended June 30, 1997. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $175,258 at June 30, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1998, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of June 30, 1998, the Partnership owes the General Partner $1,280,168 for administrative and reporting services performed. In addition, as of June 30, 1998, the Partnership owes the General Partner $8,091,190 plus accrued interest of $2,367,306. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On December 29, 1997, Trinity refinanced their mortgage note payable. The new mortgage note payable of $9,428,176 at June 30, 1998, is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

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

The Partnership's net loss increased to $288,129 for the six months ended June 30, 1998 from a net loss of $230,687 for the six months ended June 30, 1997. Net loss per unit of limited partnership interest increased from $15 to $18 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in interest on due to General Partner, partially offset by an increase in rental income and a decrease in mortgage interest as a result of its refinancing. The Partnership did not recognize $875,919 of its allocated share of losses from the four Local Limited Partnerships for the six months ended June 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $4,300 between periods, primarily due to a slight decrease in rental income.

PART II - OTHER INFORMATION

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit No.
                 -----------

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



                                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                                  -------------------------------------------
                                  (Registrant)


                                  By:     The National Housing Partnership,
                                          its sole General Partner


                                  By:     National Corporation for Housing
                                          Partnerships, its sole General Partner



August 14, 1998                   By:                         /s/
---------------                           ----------------------------------------------------
                                          Troy D. Butts
                                          As Senior Vice President and Chief Financial Officer