Form 10-Q
period 1998-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1998-11-16
CIK 780149

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                        STATEMENTS OF FINANCIAL POSITION

                                                                                           September 30,
                                                                                                1998                 December 31,
                                                                                            (Unaudited)                  1997
                                                                                           -------------             ------------
                                        ASSETS
                                        ------

Cash and cash equivalents                                                                    $   168,523             $     45,275
Accounts receivable                                                                                2,999                    2,591
Prepaid insurance and tenant security deposits                                                    81,847                  121,534
Mortgage escrow deposits                                                                         797,721                  962,616
Reserve for insurance premiums                                                                   120,570                   87,240
Investments in and advances to Local Limited Partnerships (Note 2)                                   -                        -
Land                                                                                           3,650,000                3,650,000
Building and improvements - less accumulated depreciation
  of $4,968,846 and $4,671,875                                                                 9,653,057                9,656,311
Deferred finance costs                                                                           879,634                  925,930
                                                                                              ----------              -----------

                                                                                             $15,354,351             $ 15,451,497
                                                                                              ==========              ===========

                            LIABILITIES AND PARTNERS' DEFICIT
                            ---------------------------------

Liabilities:
   Accounts payable and accrued expenses from rental operations                              $   615,965             $   797,882
   Administrative and reporting fee payable to General Partner (Note 3)                        1,309,069               1,222,366
   Due to General Partner (Note 3)                                                             8,095,858               8,077,709
   Accrued interest on partner loans (Note 3)                                                  2,580,274               1,838,021
   Other accrued expenses                                                                         32,953                  40,030
   Mortgage note payable                                                                       9,329,886               9,620,000
                                                                                              ----------              ----------

                                                                                              21,964,005              21,596,008
                                                                                              ----------              ----------

Partners' deficit:
   General Partner -- The National Housing Partnership (NHP)                                    (195,790)               (191,139)
   Original Limited Partner -- 1133 Fifteenth Street Four Associates                            (200,690)               (196,039)
   Other Limited Partners --15,414 investment units                                           (6,213,174)             (5,757,333)
                                                                                              ----------              ----------

                                                                                              (6,609,654)             (6,144,511)
                                                                                              ----------              ----------

                                                                                             $15,354,351             $15,451,497
                                                                                              ==========              ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                  September 30,
                                                      --------------------------     ------------------------
                                                         1998            1997           1998          1997
                                                      -----------    -----------     ----------    ----------
RENTAL REVENUES                                       $   906,472    $   874,714     $2,678,189    $2,577,293
                                                       ----------     ----------      ---------     ---------

RENTAL EXPENSES:
   Interest                                               154,016        299,533        466,805       882,073
   Renting and administrative                             107,740        130,914        315,926       342,836
   Operating and maintenance                              184,522        168,060        496,590       481,011
   Depreciation and amortization                          123,851        100,279        343,267       300,837
   Taxes and insurance                                    201,298        192,883        584,988       584,482
                                                       ----------     ----------      ---------     ---------

                                                          771,427        891,669      2,207,576     2,591,239
                                                       ----------     ----------      ---------     ---------

PROFIT (LOSS) FROM RENTAL OPERATIONS                      135,045        (16,955)       470,613       (13,946)
                                                       ----------     ----------      ---------     ---------

COSTS AND EXPENSES:
   Interest on partner loans (Note 3)                     280,387         96,995        809,672       277,165
   Administrative and reporting fees to General
     Partner (Note 3)                                      28,901         28,901         86,703        86,703
   Other operating expenses                                36,679         17,086         76,212        48,515
                                                       ----------     ----------      ---------     ---------

                                                          345,967        142,982        972,587       412,383
                                                       ----------     ----------      ---------     ---------

 OTHER REVENUES:
   Distributions received in excess of investment
     in Local Limited Partnerships                         23,068            -           23,068        34,017
   Interest income                                         10,840          3,147         13,763         4,835
                                                       ----------     ----------      ---------     ---------

                                                           33,908          3,147         36,831        38,852
                                                       ----------     ----------      ---------     ---------

NET LOSS                                              $  (177,014)   $  (156,790)    $ (465,143)   $ (387,477)
                                                       ==========     ==========      =========     =========

NET LOSS ASSIGNABLE TO OTHER
  LIMITED PARTNERS                                    $  (173,476)   $  (153,654)    $ (455,841)   $ (379,727)
                                                       ==========     ==========      =========     =========

NET LOSS PER OTHER LIMITED
  PARTNERSHIP INTEREST                                $       (11)   $       (10)   $       (30)  $       (25)
                                                       ==========     ==========     ==========    ==========





                       See notes to financial statements.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         STATEMENT OF PARTNERS' DEFICIT
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                         The National         1133
                                           Housing         Fifteenth          Other
                                         Partnership      Street Four        Limited
                                            (NHP)          Associates        Partners          Total
                                         -----------       ----------        --------          -----
Deficit at January 1, 1998                $(191,139)       $(196,039)     $(5,757,333)     $(6,144,511)

Net loss -- nine months ended
  September 30, 1998                         (4,651)          (4,651)        (455,841)        (465,143)
                                           --------         --------       ----------       ----------

Deficit at September 30, 1998             $(195,790)       $(200,690)     $(6,213,174)     $(6,609,654)
                                           ========         ========       ==========       ==========

Percentage interest at
  September 30, 1998                              1%               1%              98%             100%
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                                 1998               1997
                                                                            ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                                          $ 2,611,268        $ 2,499,241
   Distributions received in excess of investment in
     Local Limited Partnerships                                                   23,068             34,017
   Interest received                                                              13,763              4,835
   Other income                                                                   62,784             66,385
   Interest paid on loan from General Partner                                    (67,419)               -
   Operating expenses paid, including rental expenses                         (1,603,938)        (1,695,246)
   Mortgage interest paid                                                       (466,805)          (880,828)
                                                                              ----------         ----------

     Net cash provided by operating activities                                   572,721             28,404
                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (293,717)          (122,136)
   Deposits to real estate tax escrow                                           (494,721)          (490,604)
   Withdrawals from real estate tax escrow                                       659,616            606,930
   Deposits to reserve for insurance premiums                                    (33,330)           (67,406)
   Withdrawals from reserve for insurance premiums                                   -               73,590
                                                                              ----------         ----------

   Net cash (used in) provided by investing activities                          (162,152)               374
                                                                              ----------         ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans from General Partner                                                      2,793             16,853
   Payments of principal on mortgage note                                       (290,114)           (46,454)
                                                                              ----------         ----------

   Net cash used in financing activities                                        (287,321)           (29,601)
                                                                              ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               123,248               (823)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                                                          45,275             70,382
                                                                              ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   168,523        $    69,559
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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)





                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                  1998             1997
                                                                            -------------------------------
RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES

Net loss                                                                    $   (465,143)       $  (387,477)
                                                                             -----------         ----------

Adjustments to reconcile net loss to net cash provided by
  operating activities -
   Depreciation                                                                  296,971            274,257
   Amortization                                                                   46,296             26,580
   Mortgagor entity expenses                                                       9,731              4,359
   (Increase) decrease in accounts receivable                                       (408)            25,148
   Decrease (increase) in prepaid insurance, utility, and
     tenant security deposits                                                     39,687            (72,719)
   Decrease in accounts payable and accrued expenses
     from rental operations                                                     (181,917)          (200,992)
   Increase in administrative and reporting fees payable
     to General Partner                                                           86,703             86,703
   Increase in due to General Partner                                              5,625              5,625
   Increase in accrued interest on partner loans                                 742,253            277,165
   Decrease in other accrued expenses                                             (7,077)           (10,245)
                                                                             -----------         ----------

     Total adjustments                                                         1,037,864            415,881
                                                                             -----------         ----------

Net cash provided by operating activities                                   $    572,721        $    28,404
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

         The General Partner raised capital for the Partnership by offering and selling to additional limited partners 15,414 investment units. The Partnership acquired limited partnership interests of 99% in four Local Limited Partnerships, each of which was organized to acquire and operate an existing rental housing project. In addition, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project.

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

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


(2)      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

         The Partnership owns a 99% limited partnership interest in four Local Limited Partnerships. In addition, the Partnership directly owns Trinity Apartments. Because the Partnership, as a limited partner, does not exercise control over the activities of the four Local Limited Partnerships in accordance with the partnership agreements, the investments in the Local Limited Partnerships are accounted for using the equity method. Thus, the investments (and the advances made to the Local Limited Partnerships as discussed below) are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, because the Partnership is not legally liable for the obligations of the Local Limited Partnerships, and is not otherwise committed to provide additional support to them, it does not recognize losses once its investment, reduced for its share of losses and cash distributions, reaches zero in each of the individual Local Limited Partnerships. As of September 30, 1998 and December 31, 1997 investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $1,299,504 and $1,285,448 of losses from Local Limited Partnerships during the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998 and December 31, 1997, the Partnership had not recognized $15,646,082 and $14,346,578, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

         Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 1998 and December 31, 1997. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

         No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,200 as of September 30, 1998.

         The following are combined statements of operations for the three and nine months ended September 30, 1998 and 1997, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


                       COMBINED STATEMENTS OF OPERATIONS


                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                        ----------------------------      ----------------------------
                                            1998             1997             1998             1997
                                        -----------      -----------      -----------      -----------
Rental income                           $ 1,169,371      $ 1,297,593      $ 3,489,913      $ 3,633,800
Other income                                104,494           48,363          176,575          110,721
                                         ----------       ----------       ----------       ----------

   Total income                           1,273,865        1,345,956        3,666,488        3,744,521
                                         ----------       ----------       ----------       ----------

Operating expenses                          882,204          813,343        2,534,598        2,423,332
Interest, taxes and insurance               648,314          706,101        1,911,324        1,893,631
Depreciation                                171,210          244,521          533,196          725,990
                                         ----------       ----------       ----------       ----------

   Total expenses                         1,701,728        1,763,965        4,979,118        5,042,953
                                         ----------       ----------       ----------       ----------

Net loss                                $  (427,863)     $  (418,009)     $(1,312,630)     $(1,298,432)
                                         ==========       ==========       ==========       ==========

National Housing Partnership
  Realty Fund IV share of losses        $  (423,585)     $  (413,829)     $(1,299,504)     $(1,285,448)
                                         ==========       ==========       ==========       ==========


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
         PARTNER

         During the nine month periods ended September 30, 1998 and 1997, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $86,703 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the nine months ended September 30, 1998 and 1997. The amount due the General Partner by the Partnership was $1,309,069 and $1,222,366 at September 30, 1998 and December 31, 1997,
         respectively.

         During the nine months ended September 30, 1998 and 1997, the General Partner paid entity expenses of $9,731 and $4,359, respectively, on behalf of Trinity. During the nine months ended September 30, 1998 and 1997, respectively, the General Partner made working capital advances of $2,793 and $16,853 to the Partnership. During the nine months ended September 30, 1998, Trinity repaid accrued interest in the amount of $67,419 to the General Partner. No repayments were made during the nine months ended September 30, 1997. The amount owed to the General Partner at September 30, 1998 and December 31, 1997, was $8,067,733 and $8,055,209, respectively. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.5% at September 30, 1998. Accrued interest on this loan amounted to $2,580,274 and $1,838,021 at September 30, 1998 and December 31,
         1997, respectively. There can be no assurance that the General Partner will continue to advance such funds to the Partnership.

         Annual partnership administrative fees of $5,625 were accrued on behalf of Trinity during the nine months ended September 30, 1998 and 1997. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended September 30,

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS


         1998 and 1997. The balance owed to the General Partner for these fees was $28,125 and $22,500 at September 30, 1998 and December 31, 1997,
         respectively, and is included in Due to General Partner.

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

YEAR 2000 COMPLIANCE

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

LIQUIDITY AND CAPITAL RESOURCES

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions may impact the Partnership's ability to meet its cash obligations.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 896 units, 63 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. These subsidies are generally provided pursuant to project-based Housing Assistance Payment Contracts ("HAP Contracts") between HUD and the owners of the properties. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, the mortgage financing and HAP contracts of certain properties assisted under
Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby reducing subsidy levels, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and subsidy levels. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties).

The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided the tenant has the financial ability to pay the difference between the selected property's monthly rent and the value of the voucher, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. The 1997 Housing Act provides that properties will begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998), and that HUD will issue final regulations implementing 1997 Housing Act on or before October 27, 1998. Congress has elected to renew HAP Contracts expiring before October 1, 1998 for one year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Net cash provided by operations for the nine months ended September 30, 1998 was $572,721 as compared to net cash provided by operations of $28,404 for the nine months ended September 30, 1997. The increase to cash provided by operations resulted primarily from an increase in rent collections and a decrease in operating expenses and mortgage interest paid, as a result of the refinancing that occurred in December 1997, partially offset by an increase in interest paid on loan from General Partner and a decrease in distributions received in excess of investment in Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1998 and 1997. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of September 30, 1998. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1998, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. During the nine months ended September 30, 1998 and 1997, cash distributions of $23,068 and $34,017, respectively were received from the Local Limited Partnerships. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to $168,523 at September 30, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1998, is dependent on operations of Trinity, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of September 30, 1998, the Partnership owes the General Partner $1,309,069 for administrative and reporting services performed. In addition, as of September 30, 1998, the Partnership owes the General Partner $8,095,858 plus accrued interest of $2,580,274. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On December 29, 1997, Trinity refinanced their mortgage note payable. The new mortgage note payable of $9,329,886 at September 30, 1998, is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

Except for Trinity, all the properties in which the Partnership has invested carry deferred acquisition notes. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the Properties. The deferred acquisition notes mature in 2001. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Trinity has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses and has necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity prudently so that the property can maintain positive cash flows and pay its general obligations. The General Partner will evaluate lending Trinity additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Royal Towers Limited Partnership has a significant amount of payables and only limited resources with which to pay such items, which raises substantial doubt about the Royal Towers Limited Partnership's ability to continue as a going concern. Royal Towers continued existence as a going concern is dependent upon maintaining positive cash flows from operations or obtaining additional fundings from partners if positive cash flows are not maintained. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts. The General Partner will evaluate lending Royal Towers Limited Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. Should Royal Towers Limited Partnership not be able to continue as a going concern, the Partnership could lose its interest in Royal Towers Limited Partnership, and as a result the partners in the Partnership may incur adverse tax consequences. The impact of the tax consequences is dependent upon each partner's individual tax situation.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity. Results of operations are significantly impacted by the losses on rental operations of Trinity, and in prior years, by the Partnership's share of the losses of the Local Limited Partnerships. These losses included depreciation and accrued deferred acquisition note interest expense which are non-cash in nature. Because the investments in and advances to Local Limited Partnerships have been reduced to zero, the Partnership's share of the operations of the Local Limited Partnerships is no longer being recorded.

The Partnership's net loss increased to $465,143 for the nine months ended September 30, 1998 from a net loss of $387,477 for the nine months ended September 30, 1997. Net loss per unit of other limited partnership interest increased from $25 to $30 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in interest on due to General Partner, partially offset by an increase in rental income and a decrease in mortgage interest as a result of its refinancing. During the nine months ended September 30, 1998, the Partnership incurred operating expenses of approximately $56,900 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $1,299,504 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 1998, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $14,056 between periods, primarily due to a decrease in rental income, partially offset by a decrease in expenses.

The Partnership's net loss increased to $177,014 for the three months ended September 30, 1998 from a net loss of $156,790 for the three months ended September 30, 1997. Net loss per unit of other limited partnership interest increased from $10 to $11 for the 15,414 units outstanding throughout both periods. The primary reasons for the increase in net loss is the increase in interest on due to General Partner, partially offset by an increase in rental income and a decrease in mortgage interest as a result of its refinancing. During the three months ended September 30, 1998, the Partnership incurred operating expenses of approximately $19,900 related to complying with SEC filing, auditing, and reporting and mailing requirements. The Partnership did not recognize $423,585 of its allocated share of losses from the four Local Limited Partnerships for the three months ended September 30, 1998, as the Partnership's net carrying basis in these Local

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Limited Partnerships was reduced to zero prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased $9,756 between periods, primarily due to a decrease in rental income, partially offset by a decrease in expenses.

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



                            NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                            -------------------------------------------
                            (Registrant)


                            By:     The National Housing Partnership,
                                    its sole General Partner


                            By:     National Corporation for Housing
                                    Partnerships, its sole General Partner



November 13, 1998           By:                   /s/
-----------------                   -----------------------------------------
                                    Troy D. Butts
                                    As Senior Vice President and Chief Financial
                                    Officer