Form 10-K405
period 1998-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1999-04-01
CIK 780149

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998 ..... Commission file number 0-15731
                          -----------------                              -------

  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV (A MARYLAND LIMITED PARTNERSHIP)
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                 52-1473440
                        --------                                 ----------
            (State or other Jurisdiction of                   (I.R.S. Employer
             incorporation or organization)                  Identification No.)

           9200 KEYSTONE CROSSING, SUITE 500                       46240
           ---------------------------------                       -----
                 INDIANAPOLIS, INDIANA                           (Zip Code)
                 ---------------------
        (Address of principal executive offices)

Registrant's telephone number, including area code:            (317) 817-7500
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing. No market for the Registrant's limited partnership interests exists, and, therefore, a market value for such interests cannot be determined.

Documents incorporated by reference. NONE
                                     ----

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
                          1998 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----

Item 1.    Business                                                         2
Item 2.    Properties                                                       7
Item 3.    Legal Proceedings                                                7
Item 4.    Submission of Matters to a Vote of Security Holders              7


                                     PART II

Item 5.    Market for the Registrant's Partnership
                Interests and Related Partnership Matters                   8
Item 6.    Selected Financial Data                                          8
Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9
Item 7a.   Quantitative and Qualitative Disclosures About
                Market Risk                                                 14
Item 8.    Financial Statements and Supplementary Data                      14
Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         36

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant               37
Item 11.   Executive Compensation                                           39
Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                                       39
Item 13.   Certain Relationships and Related Transactions                   39

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                         41

                                     PART I

INTRODUCTION

        The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1. Business

        National Housing Partnership Realty Fund IV, a Maryland Limited Partnership (the "Partnership" or the "Registrant"), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 8, 1986. On January 15, 1986, the Partnership commenced offering 35,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The Offering was managed by Dean Witter Reynolds, Inc. and was terminated on October 14, 1986, with subscriptions for 15,414 limited partnership interests.

        On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

        In October 1997, NHP received a subpoena from the Inspector General of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). This matter has been disclosed in all filings by NHP with the Securities and Exchange Commission. Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

        On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

        NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against NHP or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

        The Partnership's business is to own directly one multi-family housing property, Trinity Apartments, and to hold limited partnership interests in four limited partnerships (Local Limited Partnerships), which in turn, owns and operates a multi-family rental housing property (Properties). With the exception of Trinity Apartments, all of these Properties receives one or more forms of assistance from the Federal Government.

        The Partnership acquired the interests in the four Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments. With respect to the Local Limited Partnerships, NHP is the general partner of each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

                                                                                Units Authorized              Occupancy
                                                       Financed, Insured           for Rental                Percentage
Property Name, Location                 Number          and Subsidized          Assistance Under         for the Year Ended
 and Partnership Name                  of Units             Under                 Section 8 (D)           December 31, 1998
 --------------------                  --------             -----                 -------------           -----------------
Capital Park                              316                 (A)                      316                       99%
   Columbus, Ohio
   (Capital Park
   Limited Partnership)

Kennedy Homes                             172                 (B)                      172                       92%
   Gainesville, Florida
   (Kennedy Homes
   Limited Partnership)

Loring Towers Apartments                  208                 (A)                      187                       97%
   Minneapolis, Minnesota
   (Loring Towers Apartments
   Limited Partnership)

Royal Towers                              233                 (A)                      233                       74%
   Kansas City, Missouri
   (Royal Towers Limited
   Partnership)

Trinity Apartments                        496                 (C)                     None                       95%
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

(D)     Section 8 of Title II of the Housing and Community Development Act of
        1974.

        On December 29, 1997, the Partnership refinanced its mortgage indebtedness encumbering Trinity Apartments with a new $9,620,000 mortgage loan. The loan bears interest at the rate of 6.557% per annum and is scheduled to mature on December 1, 2012, at which time the loan will be fully amortized. The Partnership is required to make monthly payments of principal and interest of $84,102 on the loan. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information with respect to this refinancing.

        The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's wholly owned property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's wholly owned property and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership. With respect to the Local Limited Partnerships' Properties, these apartment complex must also compete with other apartment complexes for tenants. However, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Local Limited Partnerships' Properties from market competition.

        The Federal Housing Administration (FHA) has contracted with the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five year renewal options.

        For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 908 units, 98 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

        The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                                            Subsidized Units                    Subsidized Units
                                                                              Expiring as a                       Expiring as a
                                             Number                        Percentage of Total                    Percentage of
                                            of Units                        Subsidized Units                      Total Units
                                            --------                        ----------------                      -----------
                      1999                     736                                 81%                                 79%
       2006 and thereafter                     172                                 19%                                 19%
                                               ---                                ---                                  --

                     Total                     908                                100%                                 98%
                                               ===                                ===                                  ==


        Of the units (908 in total) receiving rent subsidies from Section 8, 736 of the units have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

REGULATION

    General

        Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Partnership's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

    HUD Approval and Enforcement

        A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C., (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998.

        AIMCO believes that the 2530 Committee will continue to apply the 2530 Clearance process to large management portfolios such as AIMCO's with discretion and flexibility. While there can be no assurance, AIMCO believes that the unsatisfactory reviews and the mortgage defaults will not have a material impact on its results of operations or financial condition.

    Laws Benefiting Disabled Persons

        Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional Federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments Act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

    Regulation of Affordable Housing

        As of December 31, 1998, the Partnership held an equity interest in 4 properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

    Environmental

        Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

        Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Ownership Percentages

        The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership and the cost of Trinity Apartments. All interests in the Local Limited Partnerships are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships and Trinity Apartments as of December 31, 1998.

                                   NHP Realty              Original                                                Notes
                                     Fund IV                Cost of                                               Payable
                                   Percentage              Ownership                 Mortgage                   and Accrued
Partnership                         Ownership              Interest                    Notes                     Interest
-----------                         ---------              --------                    -----                     --------
Capital Park L.P.                      99%                  $1,985,450                $3,640,371                 $5,891,630

Kennedy Homes L.P.                     99%                   1,113,509                   937,673                  4,339,720

Loring Towers L.P.                     99%                   1,476,049                 2,423,941                  6,173,059

Royal Towers L.P.                      99%                   1,163,958                 2,393,782                  5,755,837

Trinity Apartments                Wholly-owned               5,971,034                 9,229,976                      -

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

        (b) As of December 31, 1998, there were 1,293 registered holders of 15,414 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See Item 1).

        (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1998.

Item 6. Selected Financial Data

                                                                         Years Ended December 31,
                                           -------------------------------------------------------------------------------------
                                               1998              1997              1996               1995              1994
                                               ----              ----              ----               ----              ----
Rental revenues                            $  3,551,339      $  3,441,744      $   3,338,241      $  3,221,978      $  3,162,772
Rental expenses                              (2,976,596)       (4,917,615)        (3,479,816)       (3,712,415)       (3,281,501)
                                            -----------       -----------        -----------       -----------       -----------

Profit (loss) from
   rental operations                            574,743        (1,475,871)          (141,575)         (490,437)         (118,729)

Distributions in excess of
   investment in Local Limited
   Partnerships and interest income              56,473            38,963             69,297            23,963            52,408

Partnership operating expenses               (1,340,936)         (560,711)          (447,992)         (423,453)         (368,904)
                                            -----------       -----------       ------------       -----------       -----------

Net loss                                   $   (709,720)     $ (1,997,619)     $    (520,270)     $   (889,927)     $   (435,225)
                                            ===========       ===========       ============       ===========       ===========

Net loss per unit of other limited
   partnership interest based on the
   units outstanding during the period     $        (45)     $       (127)     $         (33)     $        (58)     $        (28)
                                            ===========       ===========       ============       ===========       ===========

Total long-term debt -
   mortgage notes payable                  $  9,229,976      $  9,620,000      $  13,140,000      $ 13,700,000      $ 13,700,000
                                            ===========       ===========       ============       ===========       ===========

Total assets                               $ 16,091,817      $ 15,451,497      $  14,448,508      $ 14,496,556      $ 14,892,187
                                            ===========       ===========       ============       ===========       ===========

Cash distributions per unit of
   limited partnership interest            $       -         $       -         $        -         $    -            $       -
                                            ===========       ===========       ============       ===========       ===========

(A) The Partnership holds limited partnership interests in the Local Limited Partnerships, and since its liability for obligations is limited to its original investment, its investment account is not reduced below zero (creating a liability) for the investments in Local Limited Partnerships. As a result, during 1998, 1997, 1996, 1995 and 1994, $1,493,875, $1,716,194, $6,379,470, $1,313,743 and $1,447,892,
        respectively, of losses from four Local Limited Partnerships have not been recognized by the Partnership (see Note 3 to the Partnership's financial statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

        The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

        The Managing Agent's plan to resolve Year 2000 issues involves four
Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

        During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

        The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

        The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

        During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

        The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

        The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

        The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

        Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

        The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

        The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

        The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

        The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the

Partnership's results of operations, liquidity, or capital resources.
However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

        The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

        The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

        The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

        In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

        The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.

Liquidity and Capital Resources

        The Partnership generates cash from net income from its wholly-owned property and from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from the General Partners Loans. The General Partner, however, is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

        The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by terms of these government assistance programs. These restrictions have had an impact on the Partnership's ability to meet its cash obligations. The Partnership's Trinity Apartments property does not receive government assistance.

        Net cash provided by operations for the year ended December 31, 1998, was $754,932 as compared to $126,447 in 1997 and $217,420 in 1996. The increase in net cash provided by operations from 1997 to 1998, resulted from an increase in rental income and a decrease in rental expenses. The decrease in cash provided by operations from 1996 to 1997 resulted from a decrease in distributions received form Local Limited Partnerships, an increase in rental expenses, partially offset by an increase in rental collections and an increase in mortgage interest paid, offset by a decrease in taxes and insurance payments in 1997.

        Distributions in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling $42,868, $34,016 and $63,756 were received from two, two and three Local Limited Partnerships, respectively, during the years ended December 31, 1998, 1997 and 1996. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

        Cash and cash equivalents amounted to $24,387 at December 31, 1998. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1998, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of December 31, 1998, the Partnership owes the General Partner $1,337,970 for administrative and reporting services performed. In addition, at December 31, 1998, the Partnership owed NHP $629,489 for other advances. Additionally, NHP and AIMCO have made advances totaling $7,976,131 to Trinity Apartments to cover costs associated with the refinancing of the Partnership's mortgage note payable for Trinity Apartments and to cover operating deficits for Trinity Apartments. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations.

        The mortgage note payable on Trinity provided by GECC, was due June 30, 1995. On March 15, 1996, a modification agreement to the loan agreement was signed which, among other provisions, extended the due date to March 15, 1999. As a condition of the modification, a principal payment of $560,000 was made to reduce the mortgage note payable to $13,140,000. In order to make the required payment and to pay additional financing fees, the General Partner made a loan of $667,202 to Trinity. On December 29,1997, the Partnership refinanced this mortgage note payable. GECC was paid $13,093,546 to satisfy its obligation along with a $1,300,000 prepayment penalty representing 50% of the fair market value of the project above the amount of refinanced debt as required under the GECC mortgage agreement. Proceeds from the refinancing along with a loan of $6,121,479 from an affiliate of the General Partner, AIMCO Properties L.P., were used to retire the existing mortgage note, pay the prepayment penalty of $1,300,000 and to pay accrued interest and other deferred finance costs of $925,930.

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

        During 1998 and 1997, Royal Towers Limited Partnership received approximately $1,055,000 and $2,756,000, respectively in insurance proceeds relating to the fire and used approximately $3,700,000 of these proceeds as of December 31, 1998. Use of the remaining $111,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved.

        Royal Towers Limited Partnership, has experienced cash flow difficulties in meeting its current obligations. Continuation of the Partnership's operations in the present form is dependent upon its ability to achieve positive cash flow or obtaining other funds. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

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

        Except for Trinity, all the properties in which the Partnership has invested carry notes payable due to the original owners of the properties. In the event of a default on these notes, the noteholders would assume NHP's and the Partnership's interests in the Local Limited Partnerships. Due to the rental market conditions where the properties are located, the General Partner believes the amounts due on the notes payable may exceed the value which would be obtained by sale or refinancing opportunities. The notes payable mature in 2001. If the properties are not able to be refinanced or sold for sufficient amounts or the terms of the notes can not be extended, the Partnership could lose its interest in the applicable Local Limited Partnership.

Results of Operations

        The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 1998 and 1997, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

        The Partnership's net loss decreased to $709,720 for the year ended December 31, 1998 from a net loss of $1,997,619 for the year ended December 31, 1997. 1997. The net loss per unit of limited partnership interest decreased from $127 in 1997 to $45 in 1998. The primary reasons for this decrease in net loss include an increase in rental revenues of approximately $100,000, a decrease in mortgage interest of approximately $560,000, a decrease in prepayment penalty of $1,300,000, which resulted from the Trinity mortgage refinancing in 1997, partially offset by an approximately $760,000 increase in interest on partner loans.

        The Partnership did not recognize $1,493,875 of its allocated share of losses from the four Local Limited Partnerships in 1998, as the Partnership's net book investment in them was reduced to zero (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $222,319 between years. The decrease was primarily due an increase in rental income and a decrease in operating expenses of the rental properties, which were partially offset by an extraordinary gain on forgiveness of debt recorded in 1997.

        The Partnership's net loss increased to $1,997,619 in 1997 from a net loss of $520,270 in 1996. The net loss per unit of limited partnership interest increased to $127 in 1997 from net loss per unit of $33 in 1996 for the 15,414 units outstanding throughout both years. The primary reasons for this increase in net loss include a $1,300,000 prepayment penalty resulting from the Trinity mortgage refinancing in 1997 and an approximately $100,000 increase in interest on partner loans.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The Partnership is exposed to market risks from adverse changes in interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Partnership's cash and cash equivalents as well as interest paid on indebtedness. As a policy, the Partnership does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. The Partnership is exposed to changes in interest rates primarily as a result of its borrowing activities used to maintain liquidity and fund business operations. Based on interest rates at December 31, 1998, a 1% increase or decrease in market rates would not have a material impact on the Partnership.

Item 8. Financial Statements and Supplementary Data

        The financial statements and supplementary schedule of the Partnership are included on pages 15 through 36 of this report.

                          Independent Auditors' Report

To The Partners of
   National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 1998, and the related statements of operations, partners' deficit, and cash flows for the year then ended, and the financial statement schedule listed in the Index at
Item 14. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund IV
Indianapolis, IN

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 1997, and the related statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997, and Schedule III listed in the Index at Item 14 for the two years in the period ended December 31, 1997. These financial statements and Schedule III are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and Schedule III based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such
Schedule III for the two years in the period ended December 31, 1997, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.




Deloitte & Touche LLP
McLean, VA
March 3, 1998

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF FINANCIAL POSITION

                                                                                                 December 31,
                                                                                    ---------------------------------------
                                                                                        1998                      1997
                                                                                        ----                      ----
                                     ASSETS
                                     ------

Cash and cash equivalents (Note 2)                                                  $    24,387                $    45,275
Accounts receivable                                                                       2,999                      2,591
Prepaid insurance, taxes and tenant security deposits                                    87,499                    121,534
Mortgage escrow deposits                                                              1,022,052                  1,049,856
Investments in and advances to Local Limited Partnerships (Note 3)                          -                          -
Land                                                                                  3,650,000                  3,650,000
Building and improvements - less accumulated
   depreciation of $5,034,923 and $4,671,875                                          9,991,282                  9,656,311
Deferred finance cost                                                                 1,313,598                    925,930
                                                                                     ----------                 ----------

                                                                                    $16,091,817                $15,451,497
                                                                                     ==========                 ==========

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Liabilities:
   Accounts payable and accrued
     expenses from rental operations (Note 4)                                       $ 1,314,394                $   797,882
   Administrative and reporting fees payable
     to General Partner (Note 6)                                                      1,337,970                  1,222,366
   Due to General Partner (Note 6)                                                    8,605,620                  8,077,709
   Accrued interest on partner loans (Note 6)                                         2,402,087                  1,838,021
   Other accrued expenses                                                                56,001                     40,030
   Mortgage note payable (Note 5)                                                     9,229,976                  9,620,000
                                                                                     ----------                 ----------

                                                                                     22,946,048                 21,596,008
                                                                                     ----------                 ----------
Partners' deficit:
   General Partner - The National
     Housing Partnership (NHP)                                                         (198,236)                  (191,139)
   Original Limited Partner - 1133
     Fifteenth Street Four Associates                                                  (203,136)                  (196,039)
   Other Limited Partners - 15,414 investment units                                  (6,452,859)                (5,757,333)
                                                                                     ----------                 ----------

                                                                                     (6,854,231)                (6,144,511)
                                                                                     ----------                 ----------

                                                                                    $16,091,817                $15,451,497
                                                                                     ==========                 ==========


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                           1998                    1997                    1996
                                                           ----                    ----                    ----
RENTAL REVENUES:
     Rental income                                     $  3,484,992            $  3,355,210            $  3,250,799
     Other rental revenue                                    66,347                  86,534                  87,442
                                                        -----------             -----------             -----------

                                                          3,551,339               3,441,744               3,338,241
                                                        -----------             -----------             -----------

RENTAL EXPENSES:
     Interest                                               617,069               1,174,373               1,215,317
     Prepayment penalty                                       -                   1,300,000                   -
     Renting and administrative                             146,711                 135,034                 137,080
     Operating and maintenance                              430,251                 575,237                 563,438
     Management and other services
        from related party (Note 6)                         177,847                 197,577                 218,751
     Salaries and related benefits
        to related party (Note 6)                           356,182                 293,380                 290,613
     Depreciation and amortization                          529,668                 455,369                 393,736
     Taxes and insurance                                    718,868                 786,645                 660,881
                                                        -----------             -----------             -----------

                                                          2,976,596               4,917,615               3,479,816
                                                         ----------             -----------             -----------

PROFIT (LOSS) FROM RENTAL OPERATIONS                        574,743              (1,475,871)               (141,575)
                                                        -----------             -----------             -----------

COSTS AND EXPENSES:
     Interest on partner loans (Note 6)                   1,133,056                 376,687                 278,198
     Administrative and reporting fees
        to General Partner (Note 6)                         115,604                 115,604                 115,604
     Other operating expenses                                92,276                  68,420                  54,190
                                                        -----------             -----------             -----------

                                                          1,340,936                 560,711                 447,992
                                                        -----------             -----------             -----------

OTHER INCOME:
     Interest income                                         13,605                   4,947                   5,541
     Distributions in excess of investment
        in Local Limited Partnerships (Note 3)               42,868                  34,016                  63,756
                                                        -----------             -----------             -----------

                                                             56,473                  38,963                  69,297
                                                        -----------             -----------             -----------

NET LOSS                                               $   (709,720)           $ (1,997,619)           $   (520,270)
                                                        ===========             ===========             ===========

ALLOCATION OF NET LOSS:
     General Partner - NHP                             $     (7,097)           $    (19,976)           $     (5,203)
     Original Limited Partner - 1133
        Fifteenth Street Four Associates                     (7,097)                (19,976)                 (5,203)
     Other Limited Partners - 15,414
        investment units                                   (695,526)             (1,957,667)               (509,864)
                                                        -----------              ----------              ----------

                                                       $   (709,720)           $ (1,997,619)           $   (520,270)
                                                        ===========              ==========             ===========

NET LOSS PER OTHER LIMITED
   PARTNERSHIP INTEREST                                $        (45)           $       (127)           $        (33)
                                                        ===========            ============            =============


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' DEFICIT

                                        The                     1133
                                     National                 Fifteenth
                                     Housing                   Street                    Other
                                    Partnership                 Four                    Limited
                                       (NHP)                 Associates                 Partners                 Total
                                       -----                 ----------                 --------                 -----
Deficit at
   January 1, 1996                   $(165,960)               $(170,860)              $(3,289,802)            $(3,626,622)

Net loss                                (5,203)                  (5,203)                 (509,864)               (520,270)
                                      --------                 --------                ----------              ----------

Deficit at
   December 31, 1996                  (171,163)                (176,063)               (3,799,666)             (4,146,892)

Net loss                               (19,976)                 (19,976)               (1,957,667)             (1,997,619)
                                      --------                 --------                ----------              ----------

Deficit at
   December 31, 1997                  (191,139)                (196,039)               (5,757,333)             (6,144,511)

Net loss                                (7,097)                  (7,097)                 (695,526)               (709,720)
                                      --------                 --------                ----------              ----------

Deficit at
   December 31, 1998                 $(198,236)               $(203,136)              $(6,452,859)            $(6,854,231)
                                      ========                 ========                ==========              ==========

Percentage interest at
   December 31, 1996,
     1997 and 1998                       1%                       1%                       98%
                                      --------                 --------                ----------

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                --------------------------------------------------------------
                                                                     1998                    1997                    1996
                                                                     ----                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Revenue:
        Rental income                                           $   3,490,590           $   3,329,478           $   3,260,049
        Interest                                                       13,605                   6,345                   5,541
        Other                                                          63,694                  66,196                  63,848
        Distributions in excess of investment
           in Local Limited Partnerships                               42,868                  34,016                  63,756
                                                                 ------------            ------------            ------------
                                                                    3,610,757               3,436,035               3,393,194

     Expenses:
        Taxes and insurance                                          (690,880)               (783,591)               (724,907)
        Operating expenses                                         (1,029,317)             (1,252,505)             (1,228,882)
        Interest on partner loans                                    (566,861)                  -                        (438)
        Mortgage interest                                            (568,767)             (1,273,492)             (1,221,547)
                                                                 ------------            ------------            ------------
                                                                   (2,855,825)             (3,309,588)             (3,175,774)
                                                                 ------------            ------------            ------------

     Net cash provided by operating activities                        754,932                 126,447                 217,420
                                                                 ------------            ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Equipment purchases                                             (379,723)               (151,767)               (115,916)
     Net change in escrow deposits                                     27,804                (396,548)                (64,489)
                                                                 ------------            ------------            ------------

     Net cash used in by investing activities                        (351,919)               (548,315)               (180,405)
                                                                 ------------            ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage principal payments                                     (390,024)                (46,454)               (560,000)
     Proceeds from partner loans                                      573,016               6,142,691                 669,881
     Principal payments on partner loans                              (52,605)                  -                      (5,764)
     Proceeds from mortgage note                                        -                   9,620,000                   -
     Payment of deferred finance costs                               (554,288)               (925,930)               (106,318)
     Payment of principal on mortgage note from
        refinance proceeds                                              -                 (13,093,546)                  -
     Payment of mortgage prepayment penalty                             -                  (1,300,000)                  -
                                                                 ------------            ------------            ------------

     Net cash (used in) provided by financing activities             (423,901)                396,761                  (2,201)
                                                                 ------------            ------------            ------------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                   (20,888)                (25,107)                 34,814

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                             45,275                  70,382                  35,568
                                                                 ------------            ------------            ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                  $      24,387           $      45,275           $      70,382
                                                                 ============            ============            ============


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                   Years Ended December 31,
                                                                --------------------------------------------------------------
                                                                    1998                    1997                    1996
                                                                    ----                    ----                    ----
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                                   $    (709,720)          $  (1,997,619)          $    (520,270)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
          Depreciation                                                363,048                 377,107                 365,680
          Amortization of deferred finance costs                      166,620                  78,262                  28,056
          Payment of mortgage prepayment penalty                        -                   1,300,000                   -
          Changes in operating assets and liabilities:
            Accounts receivable                                          (408)                 22,557                 (25,148)
            Prepaid insurance, taxes and security deposits             34,035                 (34,114)                 (4,016)
            Administrative and reporting fee
              payable to General Partner                              115,604                 115,604                 115,604
            Accrued partnership administrative
              fee payable to General Partner                            7,500                   7,500                   7,500
            Accounts payable and accrued expenses
              from rental operations                                  147,783                 (21,703)                (18,551)
            Other accrued expenses                                     15,971                   1,285                  (2,965)
            Accrued interest on partner loans                         564,066                 376,687                 277,760
            Accrued interest on mortgage note payable                  50,433                 (99,119)                 (6,230)
                                                                 ------------            ------------            ------------

        Total adjustments                                           1,464,652               2,124,066                 737,690
                                                                 ------------            ------------            ------------

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                         $     754,932           $     126,447           $     217,420
                                                                 ============            ============            ============


                       See notes to financial statements.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization

        National Housing Partnership Realty Fund IV (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On February 21, 1986, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

        The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986.

        On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

        Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

2.      CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of the following:

                                                                     December 31,
                                                             ---------------------------
                                                               1998               1997
                    Cash in demand accounts                  $   -              $   605
                    Money market account                      24,387             44,670
                                                              ------             ------

                                                             $24,387            $45,275
                                                              ======             ======

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


3.      INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

        The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. These investments are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, during 1998, 1997 and 1996, the Partnership did not recognize $1,493,875, $1,716,194 and $6,379,470, respectively of its allocated share of losses from four Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership had not recognized $15,840,453 and $14,346,578, respectively, of its cumulative allocated share of losses from four of the Local Limited Partnerships.

        During 1996, one Local Limited Partnership repaid $200 and $107 principal and accrued interest to the Partnership. No working capital advances or recoveries occurred between the Partnership and the Local Limited Partnerships during 1998 or 1997. As of December 31, 1998 and 1997, $12,200 was owed by one Local Limited Partnerships to the Partnership. During 1993, the Partnership reevaluated the timing of the collectibility of these advances and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected; therefore, the Partnership treated the advance balance as additional investments. Due to the cumulative losses incurred but not recognized on the investments, the balance was then reduced to zero, with the corresponding charge to operations, shown as "Share of Losses in Local Limited Partnerships" in the Statement of Operations. To the extent these advances are repaid by the Local Limited Partnerships in the future, operations will be credited upon repayment.

        Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1998 and 1997 and the combined results of operations for the years ended December 31, 1998, 1997, and 1996 are as follows:

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


                           COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                                 December 31,
                                                                            ----------------------------------------------------

                                                                                     1998                          1997
                                                                                     ----                          ----
Assets:
     Land                                                                      $      806,059                $      756,247
     Building and improvements, net of accumulated depreciation of $5,899,688 and $5,193,200 and impairment losses of
        $7,764,857                                                                 13,496,856                    13,819,318
     Other assets                                                                   2,231,226                     2,095,211
                                                                                 ------------                  ------------

                                                                                 $ 16,534,141                  $ 16,670,776
                                                                                  ===========                   ===========
Liabilities and Partners' Deficit:
     Liabilities:
          Mortgage notes payable                                                $   9,395,767                 $   9,796,802
          Notes payable                                                             7,174,900                     7,174,900
          Accrued interest on notes payable                                        14,985,346                    13,127,632
          Other liabilities                                                         1,330,443                     1,371,492
                                                                                  -----------                   -----------
                                                                                   32,886,456                    31,470,826
     Partners' Deficit:
          National Housing Partnership Realty Fund IV                             (16,127,670)                  (14,590,927)
          The National Housing Partnership                                           (224,645)                     (209,123)
                                                                                  -----------                   -----------
                                                                                  (16,352,315)                  (14,800,050)
                                                                                  -----------                   -----------

                                                                                 $ 16,534,141                  $ 16,670,776
                                                                                  ===========                   ===========

                         COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS

                                                                                Years Ended December 31,
                                                          ------------------------------------------------------------------
                                                                1998                    1997                    1996
                                                                ----                    ----                    ----

Revenue                                                      $ 5,007,934             $ 4,693,668             $ 4,787,017
                                                              ----------              ----------              ----------

Expenses:
     Operating expenses                                        3,826,893               3,998,628               3,912,107
     Financial expenses - primarily interest                     119,349                 145,074                 167,114
     Interest on notes payable                                 1,864,168               1,717,355               1,566,547
     Depreciation                                                706,488                 733,902                 925,158
     Impairment losses on rental properties                        -                       -                   4,660,000
                                                             -----------              ----------              ----------
        Total expenses                                         6,516,898               6,594,959              11,230,926
                                                             -----------              ----------              ----------

Loss before extraordinary item                                (1,508,964)             (1,901,291)             (6,443,909)
Gain on forgiveness of debt                                        -                     167,762                   -
                                                             -----------              ----------              ----------

Net loss                                                     $(1,508,964)            $(1,733,529)            $(6,443,909)
                                                              ==========              ==========              ==========

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

       For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 908 units, 98 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

       The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                                            Subsidized Units          Subsidized Units
                                                              Expiring as a             Expiring as a
                                       Number              Percentage of Total          Percentage of
                                      of Units              Subsidized Units            Total Units
                                      --------             -------------------        ----------------
                      1999               736                       81%                       79%
       2006 and thereafter               172                       19%                       19%
                                         ---                     ----                        --

                     Total               908                      100%                       98%
                                         ===                      ===                        ==

       Of the units (908 in total) receiving rent subsidies from Section 8, 736 of the units have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

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

       Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnerships. These notes bear interest at the rate of 9% per annum, compounded semi-annually. These notes are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

               Local Partnership                 Due Date                 Note Amount           Accrued Interest
               -----------------                 --------                 -----------           ----------------

  Capital Park Limited
        Partnership                          February 28, 2001           $  1,900,000            $   3,991,630
  Kennedy Homes Limited
        Partnership                          February 28, 2001              1,401,900                2,937,820
  Loring Towers Apartments
        Limited Partnership                  February 28, 2001              2,000,000                4,173,059
  Royal Towers Limited
        Partnership                           March 27, 2001                1,873,000                3,882,837
                                                                           ----------               ----------

           Total Due 2001                                                 $ 7,174,900              $14,985,346
                                                                           ==========               ==========

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

       During 1996, two Local Limited Partnerships recognized impairment losses on their rental properties in the amount of $2,700,000 and $1,960,000. Because the Local Limited Partnerships' notes payable were due March 27, 2001, the Local Limited Partnerships' estimated net cash flow was only for the period January 1, 1997 to March 27, 2001. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnership used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value. The impairment losses had no impact on the Partnership's operations, since the Partnership's investments in the Local Limited Partnerships had been reduced to zero in a prior year.

       Additionally, regardless of whether the impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1998. Should a Local Limited Partnership be forced to dispose of any if its properties, it could incur a loss.

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

       During 1997 and 1998, Royal Towers Limited Partnership received approximately $1,055,000 and $2,756,000, respectively in insurance proceeds relating to the fire and used approximately $3,700,000 of these proceeds as of December 31, 1998. Use of the remaining $111,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved.

       During 1997, HUD approved withdrawals of $249,365 from the reserve for replacements to pay outstanding fire related payables. This is considered a loan from the reserve for replacements and must be repaid to the reserve for replacements when reimbursement is received from the insurance company.

       Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations. Continuation of the Partnership's operations in the present form is dependent upon its ability to achieve positive cash flow or obtaining other funds. The General Partner's intentions are to continue managing the property prudently so that it can maintain positive cash flows and decrease its debts.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES FROM RENTAL OPERATIONS

       Accounts payable and accrued expenses from rental operations consist of the following:

                                                                December 31,
                                                    ------------------------------------
                                                        1998                  1997
                                                        ----                  ----

       Trade payables                               $   485,063           $    60,419
       Accrued interest on mortgage notes                50,433                     -
       Accrued real estate taxes                        657,674               659,616
       Tenant security deposits                          74,088                77,847
       Due to management agent (Note 6)                  44,129                     -
       Rent received in advance                           3,007                     -
                                                      ---------            ----------

                                                     $1,314,394           $   797,882
                                                      =========            ==========


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

       Interest only, at the Contract Index Rate, on the mortgage was payable monthly beginning April 1, 1996 through March 1, 1999. In addition, beginning April 1, 1996 and continuing each July, October, December and April, installments of principal in the amount equal to 100% of the net cash flow (as defined) were due and payable. During 1997, Trinity made principal payments of $46,454 from net cash flow as required. On March 15, 1999, the entire unpaid principal and interest would have been due and payable. The Contract Index Rate is equal to 3.25% per annum in excess of the GECC Composite Commercial Paper Rate.

       On December 29,1997, Trinity refinanced the mortgage. GECC was paid $13,093,546 to pay off the note along with $1,300,000 prepayment penalty representing 50% of the fair market value of the project above the amount of refinanced debt as required under the GECC mortgage agreement. Proceeds from the refinancing along with a loan of $6,121,479 from an affiliate of the General Partner, AIMCO Properties L.P., were used to retire the existing mortgage note, pay the prepayment penalty of $1,300,000 and to pay accrued interest and other deferred finance costs of $925,930. During 1998, the General Partner advanced an additional $438,250 and the deferred finance costs by $438,250.

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

                     1999                    $   416,381
                     2000                        444,519
                     2001                        474,558
                     2002                        506,627
                     2003                        540,863
                     Thereafter                6,847,028
                                               ---------

                                              $9,229,976
                                               =========

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

6.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL
       PARTNER

       The Partnership accrued administrative and reporting fees payable to the General Partner of $115,604 in 1998, 1997 and 1996. No payments for these fees were made during 1998, 1997 or 1996. The balance owed to the General Partner at December 31, 1998 and 1997 was $1,337,970 and $1,222,366, respectively.

       During 1998, 1997 and 1996, the General Partner made working capital advances of $134,766, $21,212 and $669,881, respectively, to the Partnership and to Trinity Apartments. In addition, during 1998 and 1997, AIMCO advanced $573,016 and $6,121,479 for the refinancing of Trinity's mortgage. During 1998 and 1996, the Partnership repaid advances of $52,605 and $5,764 to the General Partner. No repayments of working capital advances were made in 1997. The balance owed to the General Partner and AIMCO at December 31, 1998 and 1997 was $8,575,620 and $8,055,209, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. During 1998, 1997 and 1996, interest of $1,133,056, $376,687 and $278,198, respectively was accrued and expensed. During 1998, 1997 and 1996, interest of $566,861, zero and $438 was repaid to the General Partner and AIMCO. The interest balance owed to the General Partner and AIMCO at December 31, 1998 and 1997 was $2,402,087 and $1,838,021, respectively. Additionally, annual partnership administrative fees of $7,500 were accrued by Trinity Apartments during 1998, 1997 and 1996, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 1998, 1997 or 1996. As of December 31, 1998 and 1997, $30,000 and $22,500, respectively, was owed to the General Partner for these fees.

       NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers Limited Partnership which changed management agents on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $381,555, $494,836 and $517,575 from the Local Limited Partnerships and $177,847, $197,577 and $218,751 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $4,920.

       Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $645,000, $462,000 and
$714,000, respectively, from the Local Limited Partnerships and approximately $356,000, $293,000 and $291,000, respectively, from Trinity. At December 31, 1997, account payable included $501 due to NHPMC.

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

       A reconciliation follows:

                                                                          Years Ended December 31,
                                                      --------------------------------------------------------
                                                         1998                 1997               1996
                                                         ----                 ----               ----

Net loss per financial statements                     $  (709,720)         $(1,997,619)      $   (520,270)

Add (deduct):
     Depreciation                                        (350,965)            (400,866)          (402,653)
     Interest on partner loans                            452,513                -                  -
     Other                                                147,730                -                  -

Partnership's share of Local Limited
     Partnerships' losses                                (636,360)          (1,892,259)        (1,838,749)
                                                       ----------           ----------         ----------

Loss per tax return                                   $(1,096,802)         $(4,290,744)       $(2,761,672)
                                                       ==========           ==========         ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)


The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                          December 31, 1998
                                                          -----------------

   Net deficit as reported                                   $ (6,854,231)
   Add (deduct):
      Investment in Partnerships                              (18,620,538)
      Investment Property                                      (4,590,655)
      Other                                                       600,242
                                                              -----------
   Net deficit - federal tax basis                           $(29,465,182)
                                                              ===========


8. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

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

       Second, to the establishment of any reserves which the General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership.

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

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION OF

       LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                                DECEMBER 31, 1998



                                              Initial Cost to Local Limited           Cost Capitalized Subsequent to
                                                        Partnership                            Acquisition
                                            ---------------------------------------------------------------------------


                                                                Buildings and                         Carrying Cost
   Partnership Name        Encumbrances           Land           Improvements       Improvements       Adjustments
-----------------------------------------------------------------------------------------------------------------------

Capital Park Limited
   Partnership                  (1)         $       110,000   $     7,634,451     $     2,031,848    $       -

Kennedy Homes Limited
   Partnership                  (1)                 150,000         3,130,682           1,360,946            -

Loring Towers Limited
   Partnership                  (1)                 290,000         5,875,841             653,597         (4,361,046)

Royal Towers Limited
   Partnership                  (1)                 360,000         5,453,177           1,070,671         (3,557,564)

Trinity Apartments
   (wholly-owned)               (1)               3,650,000        18,809,468             307,737         (4,091,000)
                                            ---------------------------------------------------------------------------

TOTAL,
December 31, 1998                           $     4,560,000   $    40,903,619     $     5,424,799    $  (12,009,610)
                                            ===========================================================================

                            Gross Amount at which Carried at Close of Period
                         -------------------------------------------------------


                                             Buildings and                         Accumulated
   Partnership Name            Land           Improvements      Total (2) (3)    Depreciation (3)
--------------------------------------------------------------------------------------------------

Capital Park Limited
   Partnership           $       143,969   $     9,632,330     $     9,776,299   $     3,212,651

Kennedy Homes Limited
   Partnership                   164,434         4,477,194           4,641,628         1,655,610

Loring Towers Limited
   Partnership                   291,409         2,166,983           2,458,392           381,043

Royal Towers Limited
   Partnership                   206,247         3,120,037           3,326,284           650,384

Trinity Apartments
   (wholly-owned)              3,650,000        15,026,205          18,676,205         5,034,923
                         -------------------------------------------------------------------------

TOTAL,
December 31, 1998        $     4,456,059   $    34,422,749     $    38,878,808      $ 10,934,611
                         =========================================================================

                                                          Life upon which
                                                          depreciation in
                                                         latest statement
                             Date of                     of operations is
   Partnership Name        Construction   Date Acquired  computed (years)
-----------------------------------------------------------------------------

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


TOTAL,
December 31, 1998                                                .



                           See notes to Schedule III.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

            ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                                DECEMBER 31, 1998


(1)    Schedule of Encumbrances

                                                                                   Notes
                                                                                Payable and
                                                         Mortgage                  Accrued
            Partnership Name                              Notes                   Interest                    Total
            ----------------                             --------                 --------                    -----

            Capital Park
               Limited Partnership                     $  3,640,371             $  5,891,630              $  9,532,001

            Kennedy Homes
               Limited Partnership                          937,673                4,339,720                 5,277,393

            Loring Towers Apartments
               Limited Partnership                        2,423,941                6,173,059                 8,597,000

            Royal Towers
               Limited Partnership                        2,393,782                5,755,837                 8,149,619

            Trinity Apartments
               (wholly-owned)                             9,229,976                    -                     9,229,976
                                                         ----------               ----------                ----------

            TOTAL                                       $18,625,743              $22,160,246               $40,785,989
                                                         ==========               ==========                ==========


(2) The aggregate cost of land for Federal income tax purposes is $4,560,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is $43,915,218. The total of the above-mentioned items is $48,475,218.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                     NOTES TO SCHEDULE III - REAL ESTATE AND

            ACCUMULATED DEPRECIATION OF PARTNERSHIP AND LOCAL LIMITED

              PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED

                                DECEMBER 31, 1998

                                   (CONTINUED)

(3)    Reconciliation of real estate

                                                                                        Years Ended December 31,
                                                                         --------------------------------------------------
                                                                           1998                1997               1996
                                                                           ----                ----               ----

            Balance at beginning of period                               $37,746,951         $40,307,357      $44,660,705

               Improvements during the period                              1,131,857             544,451          306,652

               Decrease due to prior year impairment
                 losses on rental property                                    -              (3,104,857)            -

               Impairment loss on rental property                              -                   -           (4,660,000)
                                                                          ----------          ----------       ----------

            Balance at end of period                                     $38,878,808         $37,746,951      $40,307,357
                                                                          ==========          ==========       ==========


       Reconciliation of accumulated depreciation

                                                                                         Years Ended December 31,
                                                                        -------------------------------------------------------
                                                                           1998                 1997                1996
                                                                           ----                 ----                ----

            Balance at beginning of period                              $  9,865,075          $11,883,409         $10,612,976

               Depreciation expense for the period                         1,069,536            1,086,523           1,270,433

               Decrease due to prior year impairment

                 losses on rental property                                     -               (3,104,857)              -
                                                                          ----------           ----------          ----------

            Balance at end of period                                     $10,934,611         $  9,865,075         $11,883,409
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

Directors of NCHP

         Four individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

         Thomas W. Toomey (age 38) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO since January 1996 and was promoted to Executive Vice President--Finance and Administration in March 1997. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. From 1981 to 1983, Mr. Toomey was on the audit staff of Kenneth Leventhal & Company. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University and is a Certified Public Accountant.

         Susan R. Baron (age 47) is an attorney specializing in conventional and government-assisted real estate development and finance in the residential and commercial markets. From 1978 to 1993 she was with the Washington, D.C. law firm of Dunnells, Duvall & Porter. Ms. Baron serves on the of Seeds of Peace Advisory Board and is a past president of the National Leased Housing Association. She was appointed to the Board of Directors by the President of the United States in September 1994 to complete a term expiring in October 1994 and continues to serve until the appointment of a successor.

         Joel F. Bonder (age 50) was elected as a Director of NCHP in 1998 and was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective with the NHP merger. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NCHP since April 1994. Mr. Bonder also served as Vice President and Deputy General Counsel from June 1991 to March 1994, as Associate General Counsel from 1986 to 1991, and as Assistant General Counsel from 1985 to 1986. From 1983 to 1985, he was with the Washington, D.C. law firm of Lane & Edson, P.C. From 1979 to 1983, Mr. Bonder practiced with the Chicago law firm of Ross and Hardies.

         Roberta Ujakovich (age 46) was elected President and a Director of NCHP in 1998. Ms. Ujakovich has served as Senior Vice President of AIMCO since July, 1997. Prior to joining AIMCO, Ms. Ujakovich was Vice President of NHP serving as the Director of Transactions in NHP's Asset Management Department. Previously, Ms. Ujakovich worked as a developer for three successive, affiliated real estate development companies: The Cafritz / Freeman Group, The Investment Group and Rosenberg, Freeman and Associates. She holds a B.A. from Allegheny College and a Masters in Public Policy from John F. Kennedy School of Government at Harvard university.

EXECUTIVE OFFICERS

         The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

         Thomas W. Toomey (age 38). See "Directors of NCHP."

         Joel F. Bonder (age 50). See "Directors of NCHP."

         Roberta Ujakovich (age 46). See "Directors of NCHP."

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

         Leeann Morein (age 44) was elected Senior Vice President Investor Services of NCHP in 1997. Ms Morein has served as Senior Vice President Investor Services AIMCO since November 1997. Ms. Morein has served as Secretary of AIMCO since July 1994 and from July 1994 until October 1997 also served as Chief Financial Officer. From September 1990 to March 1994, Ms. Morein served as Chief Financial Officer of the real estate subsidiaries of California Federal Bank, including the general partner of CF Income Partners, L.P., a publicly-traded master limited partnership. Ms. Morein joined California Federal in September 1988 as Director of Real Estate Syndications Accounting and became Vice President--Financial Administration in January 1990. From 1983 to 1988, Ms. Morein was Controller of Storage Equities, Inc., a real estate investment trust, and from 1981 to 1983, she was Director of Corporate Accounting for Angeles Corporation, a real estate syndication firm. Ms. Morein worked on the audit staff of Price Waterhouse from 1979 to 1981. Ms. Morein received a B.A. from Pomona College and is a Certified Public Accountant.

         Patrick J. Foye (Age 41) has been Executive Vice President of NCHP since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Troy D. Butts (age 34) has served as Senior Vice President and Chief Financial Officer of NCHP and AIMCO since November 1997. Prior to joining AIMCO, Mr. Butts served as a Senior Manager in the audit practice of the Real Estate Services Group for Arthur Andersen LLP in Dallas, Texas. Mr. Butts was employed by Arthur Andersen LLP for ten years and his clients were primarily publicly-held real estate companies, including office and multi-family real estate investment trusts. Mr. Butts holds a Bachelor of Business Administration degree in Accounting from Angelo State University and is a Certified Public Accountant.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

Item 11. Executive Compensation

         National Housing Partnership Realty Fund IV has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13. Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         1133 Fifteenth Street Four Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1998.

                     Name of
                Beneficial Owner                         Number of Units         % of Class

              AIMCO and affiliates                           1,233.5               10.49%
      (affiliates of the General Partner)

The business address of AIMCO is 3410 South Galena Street, Suite 200, Denver, CO 80231

Item 13. Certain Relationships and Related Transactions

         The Partnership accrued administrative and reporting fees payable to the General Partner of $115,604 in 1998, 1997 and 1996. No payments for these fees were made during 1998, 1997 or 1996. The balance owed to the General Partner at December 31, 1998 and 1997 was $1,337,970 and $1,222,366,
respectively.

         During 1998, 1997 and 1996, the General Partner made working capital advances of $134,766, $21,212 and $669,881, respectively, to the Partnership and to Trinity Apartments. In addition, during 1998 and 1997, AIMCO advanced $438,250 and $6,121,479 for the refinancing of Trinity's mortgage. During 1998 and 1996, the Partnership repaid advances of $52,605 and $5,764 to the General Partner. No repayments of working capital advances were made in 1997. The balance owed to the General Partner and AIMCO at December 31, 1998 and 1997 was $8,575,620 and $8,055,209, respectively. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. During 1998, 1997 and 1996, interest of $1,078,995, $376,687 and $278,198, respectively was accrued and expensed. During 1998, 1997 and 1996, interest of $514,931, zero and $438 was repaid to the General Partner and AIMCO. The interest balance owed to the General Partner and AIMCO at December 31, 1998 and 1997 was $2,402,087 and $1,838,021, respectively. Additionally, annual partnership administrative fees of $7,500 were accrued by Trinity Apartments during 1998, 1997 and 1996, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 1998, 1997 or 1996. As of December 31, 1998 and 1997, $30,000 and $22,500, respectively, was owed to the General Partner for these fees.

         NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers Limited Partnership which changed management agent on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $381,555, $494,836 and $517,575 from the Local Limited Partnerships and $177,847, $197,577 and $218,751 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1997, amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $4,920.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $645,000, $462,000 and $714,000, respectively, from the Local Limited Partnerships and approximately $356,000, $293,000 and $291,000, respectively, from Trinity. At December 31, 1997, account payable included $501 due to NHPMC.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Documents filed as a part of this report:

             1. Financial Statements

                The financial statements, notes, and reports listed below are included herein:

                                                                                     Page
                                                                                     ----

                     Independent Auditors' Report                                    15

                     Statements of Financial Position,
                     December 31, 1998 and 1997                                      17

                     Statements of Operations for the Years
                     Ended December 31, 1998, 1997 and 1996                          18

                     Statements of Partners' Deficit
                     for the Years Ended
                     December 31, 1998, 1997 and 1996                                19

                     Statements of Cash Flows for the Years Ended
                     December 31, 1998, 1997 and 1996                                20

                     Notes to Financial Statements                                   22

                     Schedule III - Real Estate and
                     Accumulated Depreciation of Partnership and
                     Local Limited Partnerships in which NHP
                     Realty Fund IV has Invested, December 31, 1998                  34


             2.      Financial statement schedules

                     Financial statement schedules for the
                     Registrant:


                     Schedule III is included in the financial statements listed under Item 14(a)(1) above. All other schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or NOs thereto.

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

             3.      Exhibits

                     The following combined financial statements of the Local Limited Partnerships in which the Partnership has invested funds are included as an exhibit to this report and are incorporated herein by reference:

                                                                                    Page
                                                                                    ----

                     Independent Auditors' Report                                   45

                     Combined Statements of Financial
                     Position, December 31, 1998 and 1997                           47

                     Combined Statements of Operations for the Years
                     Ended December 31, 1998, 1997 and 1996                         48

                     Combined Statements of Partners'
                     Deficit for the Years
                     Ended December 31, 1998, 1997 and 1996                         49

                     Combined Statements of Cash
                     Flows for the Years Ended
                     December 31, 1998, 1997 and 1996                               50

                     Notes to Combined Financial Statements                         52

                     Exhibit (24)  Power of Attorney

         (b) Reports on Form 8-K

             The Partnership filed form 8-K on October 30, 1998 and form 8-Ka on
                     November 12, 1998 in connection with a change in independent auditors from Deloitte & Touche LLP to Ernst
                     & Young LLP effective for the year ended December 31, 1998.

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



March 31, 1999                           /s/ Troy D. Butts
--------------                           --------------------------------
Date                                     Troy D. Butts
                                         Senior Vice President and Chief
                                         Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 31, 1999                           /s/ Troy D. Butts
--------------                           --------------------------------------
Date                                     Troy D. Butts
                                         Senior Vice President and Chief
                                         Financial Officer

March 31, 1999                                               *
--------------                           -----------------------------------
Date                                     Thomas W. Toomey, Director



March 31, 1999                                               *
--------------                           -----------------------------------
Date                                     Susan R. Baron, Director



March 31, 1999                                               *
--------------                           -----------------------------------
Date                                     Joel F. Bonder, Director



March 31, 1999                                               *
--------------                           -----------------------------------
Date                                     Roberta Ujakovich, Director



         This registrant is a limited partnership whose sole general partner, The National Housing Partnership, is also a limited partnership. The sole general partner of The National Housing Partnership is National Corporation for Housing Partnerships. The persons indicated are Directors of National Corporation for Housing Partnerships. Powers of Attorney are on file in Registration Statement No. 33-1141 and as Exhibit 24 to the Partnership's Form 10-K for the fiscal year ended December 31, 1998. Other than the Form 10-K report, no annual report or proxy materials have been sent to security holders.



                *By Troy D. Butts pursuant to Power of Attorney.



                                /s/ Troy D. Butts
                                -----------------

                          Independent Auditors' Report


To The Partners of
   National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 1998, and the related combined statements of operations, partners' deficit, and cash flows for the year then ended. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Ernst & Young  LLP
Indianapolis, Indiana
February 22, 1999

Independent Auditors' Report



To The Partners of
   National Housing Partnership Realty Fund IV
Indianapolis, IN

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 1997, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 1997 and the combined results of their operations and cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
McLean, VA
March 3, 1998

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF FINANCIAL POSITION

                                                                                     December 31,
                                                                      -------------------------------------------
                                                                          1998                        1997
                                                                          ----                        ----
                                     ASSETS
                                     ------

Cash and cash equivalents                                             $    392,647               $     409,688

Accounts receivable, net (Note 2 and 16)                                   109,685                      43,269

Tenants' security deposits held in trust funds                             112,814                      99,861

Prepaid taxes and insurance                                                 18,156                      21,995

Deferred costs                                                              24,486                      24,486

Mortgage escrow deposits and other reserves (Note 5)                     1,573,438                   1,495,912

Rental property, net (Note 4)                                           14,302,915                  14,575,565
                                                                       -----------                 -----------

                                                                      $ 16,534,141                $ 16,670,776
                                                                       ===========                 ===========

                        LIABILITIES AND PARTNERS' DEFICIT
                        --------------------------------
Liabilities:

     Accounts payable and other accrued liabilities                   $    702,532                $    832,793
     Accrued real estate taxes                                             297,849                     270,500
     Due to management agent - NHPMC (Note 9)                                -                           4,920
     Due to partners (Note 7)                                              192,406                     139,738
     Accrued interest on partner loans                                      26,423                      21,093
                                                                       -----------                 -----------

                                                                         1,219,210                   1,269,044

Tenants' security deposits payable                                         111,233                     102,448

Notes payable (Note 6)                                                   7,174,900                   7,174,900

Accrued interest on notes payable (Note 6)                              14,985,346                  13,127,632

Mortgage notes payable (Note 5)                                          9,395,767                   9,796,802

Partners' deficit                                                      (16,352,315)                (14,800,050)
                                                                       -----------                 -----------

                                                                      $ 16,534,141                $ 16,670,776
                                                                       ===========                 ===========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31,
                                                            -----------------------------------------------------
                                                                 1998               1997              1996
                                                                 ----               ----              ----

REVENUES:
     Rental income (Note 3)                                   $ 4,737,972        $ 4,532,040       $ 4,613,768
     Interest income                                               56,634             46,158            51,018
     Other income                                                 213,328            115,470           122,231
                                                              -----------         ----------        ----------

                                                                5,007,934          4,693,668         4,787,017
                                                               ----------         ----------        ----------

EXPENSES:
     Administrative expenses                                      502,715            360,059           227,599
     Utilities and operating expenses                           1,669,310          2,037,743         1,794,706
     Management and other services
        from related party (Note 9)                               381,555            494,836           517,575
     Salaries and related benefits
        to related party (Note 9)                                 644,772            461,887           713,687
     Depreciation and amortization                                706,488            733,902           925,158
     Taxes and insurance                                          598,541            614,103           628,540
     Financial expenses - primarily interest (Note 5)             119,349            145,074           167,114
     Interest on notes payable (Note 6)                         1,864,168          1,717,355         1,566,547
     Annual partnership administrative fees
        to General Partner (Note 7)                                30,000             30,000            30,000
     Impairment losses on rental property (Note 14)                 -                  -             4,660,000
                                                              -----------        -----------        ----------

                                                                6,516,898          6,594,959        11,230,926
                                                              -----------        -----------        ----------

LOSS BEFORE EXTRAORDINARY ITEM                                 (1,508,964)        (1,901,291)       (6,443,909)

EXTRAORDINARY ITEM - GAIN ON
   FORGIVENESS OF DEBT                                              -                167,762             -
                                                              -----------        -----------       ----------

NET LOSS                                                      $(1,508,964)      $ (1,733,529)     $(6,443,909)
                                                              ===========        ===========       ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                                           National V
                                                            Housing                       The
                                                          Partnership                  National
                                                          Realty Fund                   Housing
                                                              IV                      Partnership                    Total
                                                          -----------                 -----------               ---------------

Deficit at January 1, 1996                                $  (6,397,490)              $(126,361)                $  (6,523,851)

     Distributions                                              (63,757)                   (644)                      (64,401)

     Net loss                                                (6,379,470)                (64,439)                   (6,443,909)
                                                            -----------                --------                  ------------

Deficit at December 31, 1996                                (12,840,717)               (191,444)                  (13,032,161)

     Distributions                                              (34,016)                   (344)                      (34,360)

     Net loss                                                (1,716,194)                (17,335)                   (1,733,529)
                                                            -----------                --------                  ------------

Deficit at December 31, 1997                                (14,590,927)               (209,123)                  (14,800,050)

   Distributions                                                (42,868)                   (433)                      (43,301)

   Net loss                                                  (1,493,875)                (15,089)                   (1,508,964)
                                                            -----------                ---------                  ------------

Deficit at December 31, 1998                               $(16,127,670)              $(224,645)                 $(16,352,315)
                                                            ===========                ========                   ===========

Percentage interest at
   December 31, 1996, 1997 and 1998                             (A)                       (B)
                                                            ===========                ========


(A) Holds a 99% limited partnership interest in four Local Limited Partnerships.

(B) Holds a 1% general partnership interest in four Local Limited Partnerships.

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                              --------------------------------------------------------------
                                                                 1998                    1997                     1996
                                                                 ----                    ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts:
     Rental receipts                                            $4,786,492              $4,501,761              $4,567,289
     Interest receipts                                              56,634                  43,433                  51,594
     Other operating receipts                                      216,949                 204,889                 106,311
     Insurance escrow proceeds                                   1,215,098               2,663,145                   -
     Tenant security deposits                                          212                  13,940                     702
     Entity receipts:

        Interest receipts                                              428                     234                     219
                                                                 ---------               ---------               ---------
     Total Receipts                                              6,275,813               7,427,402               4,726,115

Disbursements:
     Administrative                                               (348,126)               (269,884)               (267,666)
     Management fees                                              (404,052)               (426,834)               (391,982)
     Utilities                                                    (699,326)               (829,947)               (863,393)
     Salaries and wages                                           (892,488)               (615,137)               (713,687)
     Operating and maintenance                                    (993,294)             (1,143,517)             (1,037,509)
     Real estate taxes                                            (312,902)               (328,700)               (328,429)
     Property insurance                                           (108,956)               (140,539)                (99,470)
     Miscellaneous taxes and insurance                            (145,495)               (136,641)               (188,100)
     Tenant security deposits                                       (4,380)                   (922)                (12,161)
     Other operating disbursements                                 (75,153)                  -                       -
     Interest on mortgage                                          (67,645)                (86,258)               (110,724)
     Mortgage insurance premium                                    (47,903)                (49,683)                (51,494)
     Miscellaneous financial expenses                               (2,308)                   (634)                    (40)
     Fire damage construction related payables                  (1,055,311)             (2,391,997)                  -
     Entity disbursements:
       Interest on notes payable                                    (1,125)                  -                        (107)
       Miscellaneous disbursements                                 (10,230)                (15,011)                (88,750)
                                                                ----------              ----------             -----------
     Total disbursements                                        (5,168,694)             (6,435,704)             (4,153,512)
                                                                ----------              ----------             -----------

Net cash provided by operating activities                        1,107,119                 991,698                 572,603
                                                                ----------              ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in mortgage escrow deposits
        and other reserves                                  $     (237,313)           $   (123,929)           $   (169,257)
     Net purchase of fixed assets                                 (433,839)               (280,181)               (220,821)
     Other investing                                               (38,840)                    161                  71,984
                                                               -----------              ----------             -----------

     Net cash used in investing activities                        (709,992)               (403,949)               (318,094)
                                                               -----------              ----------             -----------

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                                                                                      Years Ended December 31,
                                                                      ----------------------------------------------------------
                                                                         1998                  1997                  1996
                                                                         ----                  ----                  ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage principal payments                                          (401,035)            (371,566)             (345,312)
     Principal payments on loans or notes payable                          (13,773)               -                      (200)
     Proceeds from loans or notes payable                                   43,941                -                     -
     Distributions                                                         (43,301)             (34,360)              (64,401)
                                                                       -----------          -----------           -----------

     Net cash used in financing activities                                (414,168)            (405,926)             (409,913)
                                                                       -----------          -----------           -----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                             (17,041)             181,823              (155,404)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                       409,688              227,865               383,269
                                                                       -----------          -----------           -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $    392,647         $    409,688          $    227,865
                                                                       ===========          ===========           ===========

RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                                          $(1,508,964)         $(1,733,529)          $(6,443,909)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:

        Depreciation and amortization                                      706,488              733,902               925,158
        Extraordinary gain on forgiveness of debt                            -                 (167,762)                -
        Impairment losses on rental property                                 -                    -                 4,660,000
        Changes in operating assets and liabilities:
          Tenant accounts receivable                                        (6,410)              (3,050)                1,202
          Accounts receivable - other                                      (29,540)           1,887,091            (1,902,548)
          Accrued receivables                                               (1,688)               -                     -
          Prepaid expenses                                                   3,839               (5,043)                3,379
          Cash restricted for tenants' security deposits                   (12,953)               9,681               (19,083)
          Accounts payable trade                                          (205,037)              68,483                41,043
          Accrued liabilities                                               48,271           (1,541,243)            1,798,229
          Accrued interest notes payable                                 1,861,749            1,717,281             1,569,364
          Tenant security deposits held in trust                             8,785                3,337                 7,624
          Prepaid revenue                                                   60,292                -                     -
          Deferred income                                                    -                     (833)              (10,210)
          Other reserves                                                   159,787                -                     -
          Entity liability accounts                                         22,500               23,383               (57,646)
                                                                        ----------           ----------          ------------

Total adjustments                                                        2,616,083            2,725,227             7,016,512
                                                                        ----------           ----------            ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $    1,107,119         $    991,698          $    572,603
                                                                     =============          ===========           ===========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS



1. SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization

         National Housing Partnership Realty Fund IV (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) existing multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On February 21, 1986, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

         On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The acquisitions were made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1997 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

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

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                          December 31,
                                                -----------------------------
                                                    1998            1997
                                                   ------           ----

  Net tenant accounts receivable                  $   15,901    $    8,883
  Housing assistance receivable (Note 3)              63,262        30,697
  Interest reduction payment receivable                1,688         -
  Reserve releases receivable                         28,086         2,899
  Other                                                  748           790
                                                   ---------     ---------

     Net accounts receivable                      $  109,685    $   43,269
                                                   =========     =========

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

         For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 908 units, 98 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

         The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                                        Subsidized Units            Subsidized Units
                                                          Expiring as a               Expiring as a
                                    Number             Percentage of Total            Percentage of
                                   of Units             Subsidized Units              Total Units
                                   --------            -------------------          ----------------
                    1999              736                      81%                         79%
     2006 and thereafter              172                      19%                         19%
                                      ---                     ---                          --

                   Total              908                     100%                         98%
                                      ===                     ===                          ==


         Of the units (908 in total) receiving rent subsidies from Section 8, 736 of the units have their contracts expiring during the year ending December 31, 1999. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


Mark-to Market program, which includes a potential restructuring of the mortgage and renewal of the contract. At this time it is not possible to determine which option each of the Local Limited Partnerships will elect, and accordingly, it is not possible to determine the ultimate impact on the operations of the Local Limited Partnerships.

         The Local Limited Partnerships received a total of $3,314,550, $3,217,164 and $3,337,702 during 1998, 1997 and 1996, respectively, in the form of housing assistance payments which is included in "Rental Income" in the combined statements of operations.

4.       RENTAL PROPERTY

         Rental property consists of the following:

                                                     December 31,
                                      ----------------------------------------
                                           1998                    1997
                                           ----                    ----

   Land                                 $   806,059             $   756,247
   Buildings and improvements            17,619,701              15,865,796
   Furniture and equipment                1,776,843               3,146,722
                                         ----------              ----------

                                         20,202,603              19,768,765

   Less accumulated depreciation         (5,899,688)             (5,193,200)
                                         ----------              ----------

   Rental property, net                 $14,302,915             $14,575,565
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

         Approximate maturities of mortgage notes payable for the next five years and thereafter are as follows:

                1999                                 $   419,000
                2000                                     451,000
                2001                                     486,000
                2002                                     523,000
                2003                                     563,000
                Thereafter                             6,954,000
                                                      ----------

                                                     $ 9,396,000
                                                      ==========

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                                   (CONTINUED)


6.       NOTES PAYABLE

         Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnerships. These notes bear interest at the rate of 9% per annum, compounded semi-annually. These notes are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

            Local Partnership                      Due Date                       Note Amount               Accrued Interest
            -----------------                      --------                       -----------               ----------------

   Capital Park Limited
         Partnership                            February 28, 2001                  $ 1,900,000                 $ 3,991,630
   Kennedy Homes Limited
         Partnership                            February 28, 2001                    1,401,900                   2,937,820
   Loring Towers Apartments
         Limited Partnership                    February 28, 2001                    2,000,000                   4,173,059
   Royal Towers Limited
         Partnership                             March 27, 2001                      1,873,000                   3,882,837
                                                                                    ----------                  ----------

            Total Due 2001                                                         $ 7,174,900                 $14,985,346
                                                                                    ==========                  ==========

7.       DUE TO PARTNERS

         Annual partnership administration fees of $30,000 were accrued for 1998, 1997 and 1996. The Local Limited Partnerships paid $15,000, $15,011 and $88,750 in such fees during 1998, 1997 and 1996, respectively. These fees are payable to the General Partner without interest from surplus cash available for distribution to partners. The accumulated fees owed to the General Partner were $133,114 and $118,114 at December 31, 1998 and 1997, respectively.

         During 1998, 1997 and 1996, the General Partner advanced $43,941, $8,320 and $1,104, respectively to one, four and one Local Limited Partnership to fund the Local Limited Partnership's entity expenses. During 1998, three Local Limited Partnerships made payments of principal of $6,273 and interest of $1,125 to the General Partner. No repayments were made during 1997 and 1996. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1998 and 1997, was $47,092 and $9,424, respectively. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998.

         During 1996, one Local Limited Partnership repaid principal and interest in the amounts of $200 and $107, respectively, to the Partnership. As of December 31, 1998 and 1997, the Partnership had outstanding advances of $12,200 to one Local Limited Partnership. Interest is charged at the rate of Chase Manhattan prime plus 2%. Chase Manhattan Bank prime was 7.75% at December 31, 1998. The advance and interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

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

9.       RELATED PARTY TRANSACTIONS

         An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers which changed management agent on November 1, 1996. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned $381,555, $494,836 and $517,575 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1998, 1997 and 1996, respectively. At December 31, 1997 amounts due NHPMC and unpaid by the Local Limited Partnerships amounted to $4,920.

         Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1998, 1997 and 1996, were approximately $645,000, $462,000 and $714,000, respectively. At December 31, 1997, account payable included $501 due to NHPMC.

10.      FUTURE OPERATIONS AND CASH FLOWS

            One Local Limited Partnership, Royal Towers Limited Partnership, has experienced cash flow difficulties in meeting its current obligations. Continuation of the Partnership's operations in the present form is dependent upon its ability to achieve positive cash flow or obtaining other funds.
4
11.      EXTRAORDINARY ITEM

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

12.      IMPAIRMENT LOSS ON RENTAL PROPERTY

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

         During 1996, Royal Towers Limited Partnership and Loring Tower Associates Limited Partnership, recognized impairment losses on their rental properties in the amounts of $1,960,000 and $2,700,000, respectively. Because the Local Limited Partnerships' notes payable are due March 27, 2001(Note 6), the Local Limited Partnerships estimated net cash flow is only for the period January 1, 1997 to March 27, 2001. As a result of this limited holding period, the estimated net cash flow was less than the carrying amount at December 31, 1996. The Local Limited Partnerships used the Direct Capitalization Method to estimate the fair value of the rental property. Using this Method, estimated annual cash flow generated by the property is divided by an overall capitalization rate to estimate the rental property's fair value.

         Additionally, regardless of whether a impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1998. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

14.      FIRE LOSS CONTINGENCY

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

         During 1998 and 1997, Royal Towers Limited Partnership received approximately $1,055,000 and $2,756,000, respectively in insurance proceeds relating to the fire and used approximately $3,700,000 of these proceeds as of December 31, 1998. Use of the remaining $111,000 held in escrow by the mortgage company and the final insurance award have not been determined or approved.

         During 1997, HUD approved withdrawals of $249,365 from the reserve for replacements to pay outstanding fire related payables. This is considered a loan from the reserve for replacements and must be repaid to the reserve for replacements when reimbursement is received from the insurance company.