Form 10QSB
period 1999-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1999-05-17
CIK 780149

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from         to


                         Commission file number 0-15731


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
             (Exact name of registrant as specified in its charter)


          Maryland                                         52-1473440
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                       9200 Keystone Crossing, Suite 500
                       Indianapolis, Indiana  46240-7602
                    (Address of principal executive offices)

                                 (317) 817-7500
                        (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
a)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        STATEMENT OF FINANCIAL POSITION

                                  (Unaudited)
                                 March 31, 1999


                           ASSETS

  Cash and cash equivalents                                 $    17,366

  Accounts receivable                                            63,092

  Prepaid insurance and tenant security deposits                 87,399

  Mortgage escrow deposits                                      559,205

  Investments in and advances to local limited

     partnerships (Note 2)                                           --

  Land                                                        3,650,000

  Buildings and improvements - less accumulated

       depreciation of $5,133,914                             9,916,924

  Deferred finance costs                                      1,291,353

                                                            $15,585,339

             LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

   Accounts payable and accrued expenses from rental

     operations                                             $   458,335

   Administrative and reporting fee payable to

     General Partner (Note 3)                                 1,366,871

   Due to General Partner (Note 3)                            8,879,647

   Accrued interest on partner loans (Note 3)                 2,498,250

   Other accrued expenses                                        52,345

   Mortgage note payable                                      9,128,420

                                                             22,383,868
Partners' deficit:

   General partner - The National Housing Partnership (NHP)    (197,679)

   Original limited partner - 1133 Fifteenth Street

     Four Associates                                           (202,579)

   Other limited partners - 15,414 investment units          (6,398,271)

                                                             (6,798,529)

                                                            $15,585,339


                 See Accompanying Notes to Financial Statements


b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      Three Months Ended

                                                           March 31,

                                                       1999        1998


RENTAL REVENUES                                     $  923,964  $  874,877

RENTAL EXPENSES:

    Interest                                           154,399     156,658

    Renting and administrative                         131,492      98,928

    Operating and maintenance                          143,443     144,827

    Depreciation and amortization                      121,236     106,851

    Taxes and insurance                                 58,750     187,607

                                                       609,320     694,871

PROFIT FROM RENTAL OPERATIONS                          314,644     180,006

COSTS AND EXPENSES:

  Interest on due to General partner (Note 3)          231,004     275,285

  Administrative and reporting fees to

    General Partner (Note 3)                            28,901      28,901

  Other operating expenses                               1,875      16,202

                                                       261,780     320,388

OTHER REVENUES:


  Interest income                                        2,838         798


NET INCOME (LOSS)                                   $   55,702  $ (139,584)


NET INCOME (LOSS) ASSIGNABLE TO LIMITED PARTNERS    $   54,588  $ (136,792)


NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST  $     3.54  $    (8.87)


                 See Accompanying Notes to Financial Statements



c)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)




                            The National     1133

                               Housing    Fifteenth      Other

                             Partnership    Street      Limited

                                (NHP)     Associates   Partners       Total


Deficit at December 31, 1998 $(198,236)  $(203,136)  $(6,452,859) $(6,854,231)

Net income - three months

 ended March 31, 1999              557         557        54,588       55,702

Deficit at March 31, 1999    $(197,679)  $(202,579)  $(6,398,271) $(6,798,529)

Percentage interest at

   March 31, 1999                   1%          1%           98%         100%

                                   (A)         (B)          (C)


(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 15,414 investment units

                 See Accompanying Notes to Financial Statements


d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                         Three Months Ended

                                                             March 31,

                                                         1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Rent collections                                   $   845,660  $   840,768

  Interest received                                        2,838          798

  Other income                                            18,211       19,963

  Operating expenses paid, including rental expenses  (1,055,434)    (939,790)

  Mortgage interest paid                                (154,954)    (157,178)


    Net cash used in operating activities               (343,679)    (235,439)


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                   (24,633)     (60,510)

  Net deposits to escrow funds                           462,847      483,834


     Net cash provided by investing activities           438,214      423,324


CASH FLOWS USED IN FINANCING ACTIVITIES:

  Payments of principal on mortgage note                (101,556)     (95,128)


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (7,021)      92,757


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          24,387       45,275


CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    17,366  $   138,032


                 See Accompanying Notes to Financial Statements



d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Three Months Ended

                                                               March 31,

                                                            1999       1998

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH USED

     IN OPERATING ACTIVITES

  Net income (loss)                                      $  55,702  $ (139,584)

  Adjustments to reconcile net income (loss) to net cash

  used in operating activities

  Depreciation                                              98,991      91,419

  Amortization                                              22,245      15,432

  (Increase) decrease in accounts receivable               (60,093)      2,591

  Decrease (increase) in prepaid insurance, utility, and

     tenant security deposits                                  100      10,418

  Decrease in accounts payable and accrued expenses

     from rental operations                               (856,059)   (535,526)

  Increase in administrative and reporting fees payable

     to General Partner                                     28,901      28,901

  Increase in due to General Partner                       274,027       1,875

  Increase in accrued interest on partner loans             96,163     275,285

  (Decrease) increase in other accrued expenses             (3,656)     13,750

     Total adjustments                                    (399,381)    (95,855)

  Net cash used in operating activities                  $(343,679) $ (235,439)


                 See Accompanying Notes to Financial Statements


e)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   ACCOUNTING POLICIES

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

On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). The Acquisition was made pursuant to a Real Estate Acquisition Agreement, dated as of May 22, 1998 (the "Agreement"), by and among AIMCO, AIMCO Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), Demeter Holdings Corporation, a Massachusetts corporation ("Demeter"), Phemus Corporation, a Massachusetts corporation ("Phemus"), Capricorn Investors, L.P., a Delaware limited partnership ("Capricorn"), J. Roderick Heller, III and NHP Partners Two LLC, a Delaware limited liability company ("NHP Partners Two LLC"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of an affiliate of the Partnership at the time the Partnership was formed and whose general partner is the sole shareholder of the Partnership's General Partner.

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

(2) INVESTMENTS IN REAL PROPERTY AND INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

The Partnership owns one residential apartment complex and a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 1999, investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $225,104 and $410,123 of losses from Local Limited Partnerships during the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Partnership had not recognized $16,065,557 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999 and 1998. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 1999.

The following are combined statements of operations for the three months ended March 31, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                               Three Months Ended
                                                    March 31,
                                                1999         1998

Rental income                               $1,122,982   $1,121,485
Other income                                    42,406       31,051

  Total income                               1,165,388    1,152,536

Operating expenses                             709,750      732,233
Interest, taxes and insurance                  511,727      646,227
Depreciation                                   171,289      188,342

  Total expense                              1,392,766    1,566,802

Net loss                                    $ (227,378)  $ (414,266)

National Housing Partnership Realty Fund IV
  share of losses                           $ (225,104)  $ (410,123)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During the three month periods ended March 31, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $28,901 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the three months ended March 31, 1999 and 1998. The amount due the General Partner by the Partnership was $1,366,871 at March 31, 1999.

During the three months ended March 31, 1999, the General Partner made working capital advances of $348,500 to the Partnership. During the three months ended March 31, 1999, the Partnership repaid advances of $76,348 to the General Partner. No working capital advances or repayments were made during the three months ended March 31, 1998. The amount owed to the General Partner at March 31, 1999 was $8,847,772. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.75% at March 31, 1999). Accrued interest on this loan amounted to $2,498,250 at March 31, 1999.

Annual partnership administrative fees of $1,875 were accrued on behalf of Trinity Apartments during the three months ended March 31, 1999 and 1998. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the three months ended March 31, 1999 and 1998. The balance owed to the General Partner for these fees was $31,875 at March 31, 1999 and is included in Due to General Partner.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)  SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)  LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from net income from its wholly-owned property and from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from the General Partners Loans. The General Partner, however, is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed. The Local Limited Partnership's properties, receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The Partnership's Trinity Apartments property does not receive government assistance.

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

Cash and cash equivalents amounted to $17,366 at March 31, 1999 as compared to $24,387 at December 31, 1998. The decrease was due to $343,679 of cash used in operating activities and $101,556 of mortgage principal payments more than offsetting $438,214 of cash provided by investing activities. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 1999, is dependent on operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of March 31, 1999, the Partnership owes the General Partner $1,366,871 for administrative and reporting services performed. In addition, as of March 31, 1999, the Partnership owes the General Partner $8,879,647 plus accrued interest of $2,498,250. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of Trinity Apartments and the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Working capital advances of $348,500 and repayments of $76,348 occurred between the Partnership and the Local Limited Partnerships during the three months ended March 31, 1999. There were no such advances or repayments during the three months ended March 31, 1998. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 1999, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the three months ended March 31, 1999 and 1998, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

On December 29, 1997, the loan encumbering Trinity Apartments was refinanced. The new mortgage note payable of $9,128,420 at March 31, 1999, is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

Except for Trinity Apartments, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the Properties. The deferred acquisition notes mature in 2001. There can be no assurance that the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses and has necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity Apartments prudently so that the property can maintain positive cash flows and pay its general obligations.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations. Continuation of this Local Limited Partnership's operations in the present form is dependent upon its ability to achieve positive cash flow or obtaining other funds.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of March 31, 1999, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized net income of $55,702 for the three months ended March 31, 1999 compared to a net loss of $139,584 for the three months ended March 31, 1998. The Partnership realized a net income per unit of limited partnership interest of $3.54 at March 31, 1999 as compared to a net loss per unit of $8.87 at March 31, 1998 for the 15,414 units outstanding throughout both periods. The increase in net income is due to an increase in profit from Rental Operations and interest income and a decrease in non-rental costs and expenses. Rental Operations increased due to an increase in rental revenues resulting from an increase in rental rates at the Partnership's wholly-owned property and a decrease in total expenses relating to such property. Property expenses decreased due to a decrease in tax and insurance expense of $128,507 which more than offset increases in renting and administrative and depreciation and amortization expense. Property tax expense decreased as a result of an overaccrual of 1998 taxes as well as a refund of paid taxes as a result of a reappraisal of the property at a lower value. Costs and expenses relating to non-rental operations decreased from $320,388 for the three months ended March 31, 1998 to $261,780 for the three months ended March 31, 1999. Interest income increased due to the balances maintained in interest bearing accounts. The Partnership did not recognize $225,104 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $185,019 between periods, primarily due to a decrease in interest expense on acquisition notes and depreciation.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b)  Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              By:  National Housing Partnership
                                   its sole General Partner

                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner

                              By:  /s/ Troy D. Butts
                                   Troy D. Butts
                                   As Senior Vice President
                                   and Chief Financial Officer

                              Date:  May 17, 1999