Form 10QSB
period 1999-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1999-08-17
CIK 780149

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                  (Unaudited)
                                 June 30, 1999


                            ASSETS

  Cash and cash equivalents                                     $    99,454

  Accounts receivable                                                60,082

  Prepaid insurance and tenant security deposits                    105,517

  Mortgage escrow deposits                                          490,811

  Investments in and advances to local limited
     partnerships (Note 2)                                               --

  Land                                                            3,650,000

  Buildings and improvements - less accumulated
       depreciation of $5,232,904                                 9,901,603

  Deferred finance costs                                          1,261,493

                                                                $15,568,960

               LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

   Accounts payable and accrued expenses from rental
     operations                                                 $   481,980

   Administrative and reporting fee payable to

     General Partner (Note 3)                                     1,395,772

   Due to General Partner (Note 3)                                8,739,260

   Accrued interest on partner loans (Note 3)                     2,692,836

   Other accrued expenses                                            20,870

   Mortgage note payable                                          9,025,751

                                                                 22,356,469

Partners' deficit:

   General partner - The National Housing Partnership (NHP)        (197,569)

   Original limited partner - 1133 Fifteenth Street
     Four Associates                                               (202,469)

   Other limited partners - 15,414 investment units              (6,387,471)

                                                                 (6,787,509)

                                                                $15,568,960


                 See Accompanying Notes to Financial Statements


b)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                       Three Months Ended         Six Months Ended

                                            June 30,                  June 30,

                                        1999         1998        1999         1998


RENTAL REVENUES                     $ 943,394    $ 896,840   $1,867,358  $1,771,717


RENTAL EXPENSES:

    Interest                          149,638      156,131      304,037     312,789

    Renting and
      administrative                  121,123      109,258      252,615     208,186

    Operating and
      maintenance                     131,880      167,241      275,323     312,068

    Depreciation and
      amortization                    128,850      112,565      250,086     219,416


    Taxes and insurance               156,434      196,083      215,184     383,690

                                      687,925      741,278    1,297,245   1,436,149

PROFIT FROM RENTAL OPERATIONS         255,469      155,562      570,113     335,568


COSTS AND EXPENSES:

  Interest on due to General
   Partner (Note 3)                   269,128      254,000      500,132     529,285

  Administrative and reporting fees
  to General Partner (Note 3)          28,901       28,901       57,802      57,802

  Other operating expenses              1,875       23,331        3,750      39,533

                                      299,904      306,232      561,684     626,620

OTHER REVENUES:

  Distributions received in excess

   of investment in Local Limited
     Partnerships                      39,644           --       39,644          --


  Interest income                      15,811        2,125       18,649       2,923


                                       55,455        2,125       58,293       2,923


NET INCOME (LOSS)                   $  11,020    $(148,545)  $   66,722  $ (288,129)

NET INCOME (LOSS) ASSIGNABLE TO
  LIMITED PARTNERS                  $  10,800    $(145,573)  $   65,388  $ (282,365)


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP INTEREST              $     .70    $   (9.44)  $     4.24  $   (18.32)



                 See Accompanying Notes to Financial Statements



c)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)



                                   The National       1133

                                      Housing      Fifteenth       Other

                                    Partnership      Street       Limited

                                       (NHP)       Associates    Partners       Total


Deficit at December 31, 1998       $(198,236)     $(203,136)   $(6,452,859)  $(6,854,231)

Net income - six months ended
  June 30, 1999                          667            667         65,388        66,722


Deficit at June 30, 1999           $(197,569)     $(202,469)   $(6,387,471)  $(6,787,509)

Percentage interest at
  June 30, 1999                           1%             1%            98%          100%

                                         (A)            (B)           (C)



(A)  General Partner
(B)  Original Limited Partner
(C)  Consists of 15,414 investment units

                 See Accompanying Notes to Financial Statements



d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                        Six Months Ended

                                                            June 30,

                                                      1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Rent collections                               $ 1,733,283    $ 1,730,610

  Distributions received in excess of investment

   in Local Limited Partnerships                      39,644             --

  Interest received                                   18,649          2,923

  Other income                                        76,992         38,625

  Operating expenses paid, including rental
       expenses                                   (1,707,623)    (1,234,359)

  Mortgage interest paid                            (304,592)      (312,789)


    Net cash (used in) provided by operating
       activities                                   (143,647)       225,010


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                              (108,302)      (210,542)

  Net withdrawals from escrow funds                  531,241        307,339

     Net cash provided by investing activities       422,939         96,797


CASH FLOWS USED IN FINANCING ACTIVITIES:

  Payments of principal on mortgage note            (204,225)      (191,824)


NET INCREASE IN CASH AND CASH EQUIVALENTS             75,067        129,983


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      24,387         45,275


CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    99,454    $   175,258


                 See Accompanying Notes to Financial Statements


d)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                      STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                                 Six Months Ended

                                                                     June 30,

                                                                1999         1998


RECONCILIATION OF NET INCOME(LOSS) TO NET CASH (USED

     IN) PROVIDED BY OPERATING ACTIVITES

  Net income (loss)                                         $  66,722    $ (288,129)

  Adjustments to reconcile net income (loss) to net cash used in operating activities

  Depreciation                                                197,981       188,552

  Amortization                                                 52,105        30,864

  (Increase) decrease in accounts receivable                  (57,083)        2,591

  (Increase) decrease in prepaid insurance, utility, and
     tenant security deposits                                 (18,018)       24,528

  Mortgagor entity expenses                                        --         9,731

  Decrease in accounts payable and accrued expenses
     from rental operations                                  (832,414)     (353,064)

  Increase in administrative and reporting fees payable
     to General Partner                                        57,802        57,802

  Increase in due to General Partner                          133,640         3,750

  Increase in accrued interest on partner loans               290,749       529,285

  (Decrease) increase in other accrued expenses               (35,131)       19,100

     Total adjustments                                       (210,369)      513,139

  Net cash (used in) provided by operating activities       $(143,647)   $  225,010


                 See Accompanying Notes to Financial Statements


e)
                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   ACCOUNTING POLICIES

ORGANIZATION

National Housing Partnership Realty Fund IV (the "Partnership" or the "Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On February 21, 1986, the inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

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

(2) INVESTMENTS IN REAL PROPERTY AND INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns one residential apartment complex and a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 1999, investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $455,817 and $875,919 of losses from Local Limited Partnerships during the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, the Partnership had not recognized $16,299,270 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999 and 1998. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,200 at June 30, 1999.

The following are combined statements of operations for the three and six months ended June 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the management agents of the projects, and are unaudited.

                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                        1999         1998         1999         1998
Rental income                        $1,324,397  $1,199,057   $2,447,379   $2,320,542
Other income                            34,673       41,030       77,079       72,081
  Total income                       1,359,070    1,240,087    2,524,458    2,392,623
Operating expenses                     724,428      920,161    1,434,178    1,652,394
Interest, taxes and insurance          696,111      616,783    1,207,838    1,263,010
Depreciation                           171,574      173,644      342,863      361,986
  Total expense                      1,592,113    1,710,588    2,984,879    3,277,390
Net loss                             $ (233,043) $ (470,501)  $ (460,421)  $ (884,767)
National Housing Partnership Realty
 Fund IV share of loss               $ (230,713) $ (465,796)  $ (455,817)  $ (875,919)


(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During the six month periods ended June 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $57,802 for services provided to the Partnership. The Partnership has not made any payments to the General Partner for these fees during the six months ended June 30, 1999 and 1998. The amount due the General Partner by the Partnership was $1,395,772 at June 30, 1999.

During the six months ended June 30, 1999, the General Partner made working capital advances of $348,500 to the Partnership. During the six months ended June 30, 1999, the Partnership repaid advances of $218,610 to the General Partner. No working capital advances or repayments were made during the six months ended June 30, 1998. The amount owed to the General Partner at June 30, 1999 was $8,705,510. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (9.75% at June 30, 1999). Accrued interest on this loan amounted to $2,692,836 at June 30, 1999.

Annual partnership administrative fees of $3,750 were accrued on behalf of Trinity Apartments during the six months ended June 30, 1999 and 1998. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the six months ended June 30, 1999 and 1998. The balance owed to the General Partner for these fees was $33,750 at June 30, 1999 and is included in "Due to General Partner".

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(4)  SEGMENT INFORMATION

As defined in SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", the Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(5)   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from net income from its wholly-owned property and from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from the General Partners Loans. The General Partner, however, is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed. The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The Partnership's Trinity Apartments property does not receive government assistance.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 908 apartment units, 98 percent of the total apartment units owned by the Local Limited Partnerships in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress has elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Cash and cash equivalents amounted to $99,454 at June 30, 1999 as compared to $24,387 at December 31, 1998. The increase was due to $422,439 of cash provided by investing activities, partially offset by $204,225 of cash used in financing activities and $143,647 of cash used in operating activities. Cash provided by investing activities consisted of net withdrawals from escrow funds slightly offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Registrant's property. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 1999, is dependent on the operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of June 30, 1999, the Partnership owed the General Partner $1,395,772 for administrative and reporting services performed. Working capital advances of $348,500 and repayments of $218,610 occurred between the Partnership and the General Partner during the six months ended June 30, 1999. As of June 30, 1999, the Partnership owed the General Partner $8,739,260 plus accrued interest of $2,692,836. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of Trinity Apartments and the underlying Properties of the Local Limited Partnerships rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the six months ended June 30, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of June 30, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 1999, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. A cash distribution of approximately $39,644 was received from one of the Local Limited Partnerships during the six months ended June 30, 1999. There were no cash distributions received from the Local Limited Partnerships during the six months ended June 30, 1998. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The mortgage note payable of $9,025,751 encumbering Trinity Apartments at June 30, 1999, is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in, leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

Except for Trinity Apartments, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the Properties. The deferred acquisition notes mature in 2001. There can be no assurance the General Partner will be successful in extending or restructuring the deferred acquisition notes as they mature.

Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses and has necessitated significant funding from the General Partner in prior years. The General Partner's intentions are to continue to manage Trinity Apartments prudently in an effort to improve operations.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations. Continuation of this Local Limited Partnership's operations in the present form is dependent upon its ability to achieve positive cash flow or obtaining other funds.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 1999, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized net income of $66,722 for the six months ended June 30, 1999 compared to net loss of $288,129 for the six months ended June 30, 1998. The increase in net income is due to an increase in profit from rental operations, an increase in interest income and a decrease in non-rental costs and expenses. Also contributing to the increase in net income is the receipt of a cash distribution from one of the Local Limited Partnerships during the six months ended June 30, 1999. No such income was received for the six months ended June 30, 1998. Rental operations increased due to an increase in rental revenues resulting from an increase in rental rates at the Partnership's wholly-owned property and a decrease in total expenses relating to such property. Property expenses decreased primarily due to a decrease in tax and insurance expense of $168,506 which more than offset increases in renting and administrative and depreciation and amortization expense. Property tax expense decreased as a result of the timing of the receipt of property tax bills which affected the estimated accruals recorded for property tax expense. In addition, the Partnership received a refund of previously paid taxes as a result of a reassessment of Trinity Apartments at a lower value. Depreciation and amortization expense increased due to the payment of deferred financing costs in 1998 and increased capital expenditures at Trinity Apartments in the third and fourth quarters of 1998 and the first and second quarters of 1999. Costs and expenses relating to non-rental operations decreased from $626,620 for the six months ended June 30, 1998 to $561,684 for the six months ended June 30, 1999. Interest income increased due to increased balances maintained in interest bearing accounts. The Partnership did not recognize $455,817 of its allocated share of losses from the four Local Limited Partnerships for the six months ended June 30, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $420,102 between periods, primarily due to a decrease in operating expenses and an increase in rental revenue.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December of 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or AIMCO or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. AIMCO does not believe that the investigations will result in a material adverse impact on its or NHP's operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


                                   SIGNATURE


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

                               Date:      August 17, 1999