Form 10QSB
period 1999-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 1999-11-15
CIK 780149

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-15731


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                        (A MARYLAND LIMITED PARTNERSHIP)
       (Exact name of small business issuer as specified in its charter)

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

                                 (317) 817-7500
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                        STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)

                               September 30, 1999


                         ASSETS
Cash and cash equivalents                                   $    24,713
Accounts receivable                                              59,273
Prepaid insurance and tenant security deposits                  109,851
Mortgage escrow deposits                                        645,161
Investments in and advances to Local Limited
Partnerships (Note 2)                                                --
Land                                                          3,650,000
Buildings and improvements - less accumulated
  depreciation of $5,301,688                                  9,970,237
  Deferred finance costs                                      1,231,633
                                                            $15,690,868
            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Accounts payable and accrued expenses from rental
  operations                                                $   687,539
Administrative and reporting fee payable to
General Partner (Note 3)                                      1,424,673
Due to General Partner (Note 3)                               8,741,134
Accrued interest on partner loans (Note 3)                    2,789,949
Other accrued expenses                                           29,845
Mortgage note payable                                         8,920,258
                                                             22,593,398
Partners' deficit:
General partner -- The National Housing
Partnership (NHP)                                              (198,719)
Original limited partner -- 1133 Fifteenth
Street Four Associates                                         (203,619)
Other limited partners -- 15,414 investment
units                                                        (6,500,192)
                                                             (6,902,530)
                                                            $15,690,868

                 See Accompanying Notes to Financial Statements
b)


                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                  1999         1998         1999         1998

RENTAL REVENUES               $  958,379   $  906,472   $2,825,737   $2,678,189

RENTAL EXPENSES:
Interest                         145,867      154,016      449,904      466,805
Renting and administrative       125,642      107,740      378,257      315,926
Operating and maintenance        187,691      184,522      463,015      496,590
Depreciation and amortization     98,644      123,851      348,730      343,267
Taxes and insurance              218,282      201,298      433,466      584,988
                                 776,126      771,427    2,073,372    2,207,576
PROFIT FROM RENTAL OPERATIONS    182,253      135,045      752,365      470,613
COSTS AND EXPENSES:
Interest on due to General
  Partner (Note 3)               279,914      280,387      780,046      809,672
Administrative and reporting fees
 to General Partner (Note 3)      28,902       28,901       86,703       86,703
Other operating expenses           1,875       36,679        5,625       76,212
                                 310,691      345,967      872,374      972,587
OTHER REVENEUS:
Distributions received in excess
of investment in Local Limited
Partnerships                      12,574       23,068       52,218       23,068
Interest income                      843       10,840       19,492       13,763
                                  13,417       33,908       71,710       36,831

NET LOSS                      $ (115,021)  $ (177,014)  $  (48,299)  $ (465,143)

NET LOSS ASSIGNABLE TO
 LIMITED PARTNERS             $ (112,721)  $ (173,476)  $  (47,333)  $ (455,841)

NET LOSS PER LIMITED
  PARTNERSHIP INTEREST        $    (7.31)  $   (11.25)  $    (3.07)  $   (29.57)


                 See Accompanying Notes to Financial Statements
c)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                        STATEMENTS OF PARTNER'S DEFICIT
                                  (Unaudited)



                           The National      1133
                              Housing     Fifteenth       Other
                            Partnership     Street       Limited
                               (NHP)      Associates    Partners        Total

Deficit at
December 31, 1998           $ (198,236)  $ (203,136)  $(6,452,859)  $(6,854,231)

Net loss - nine months ended
September 30, 1999                (483)        (483)      (47,333)      (48,299)

Deficit at
September 30, 1999          $ (198,719)  $ (203,619)  $(6,500,192)  $(6,902,530)

Percentage interest at
September 30, 1999                  1%            1%          98%          100%
                                   (A)           (B)          (C)


(A)General Partner
(B)Original Limited Partner
(C)Consists of 15,414 investment units

                 See Accompanying Notes to Financial Statements
d)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Rent collections                                        $2,706,643   $2,611,268
Distributions received in excess of investment in
   Local Limited Partnerships                               52,218       23,068
Interest received                                           19,492       13,763
Other income                                                62,820       62,784
Interest paid on loan from General Partner                (392,184)     (67,419)
Operating expenses paid, including rental expenses      (1,948,601)  (1,603,938)
Mortgage interest paid                                    (451,404)    (466,805)
   Net cash provided by operating activities                48,984      572,721

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                      (245,720)    (293,717)
Net withdrawals from escrow funds                          376,891      131,565
  Net cash provided by (used in) investing activities      131,171     (162,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from General Partner                                 129,889        2,793
Payments of principal on mortgage note                    (309,718)    (290,114)
Net cash used in financing activities                     (179,829)    (287,321)

NET INCREASE IN CASH AND CASH EQUIVALENTS                      326      123,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            24,387       45,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   24,713   $  168,523



                 See Accompanying Notes to Financial Statements
d)

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                      STATEMENTS OF CASH FLOW (Continued)
                                  (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                          1999         1998
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net loss                                               $  (48,299)  $ (465,143)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation and amortization                             348,730      343,267
Increase in accounts receivable                           (56,274)        (408)
(Increase) decrease in prepaid insurance, utility,
and tenant security deposits                              (22,352)      39,687
Mortgagor entity expenses                                      --        9,731
Decrease in accounts payable and accrued expenses
  from rental operations                                 (626,855)    (181,917)
Increase in administrative and reporting fees payable
to General Partner                                         86,703       86,703
Increase in due to General Partner                          5,625        5,625
Increase in accrued interest on Partner loans             387,862      742,253
Decrease in other accrued expenses                        (26,156)      (7,077)

Total adjustments                                          97,283    1,037,864
Net cash provided by operating activities              $   48,984   $  572,721

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

National Housing Partnership ("NHP" or the "General Partner") was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986.

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

Reclassifications

Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

(2) INVESTMENTS IN REAL PROPERTY AND INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns one residential apartment complex and a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 1999, investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize $920,073 and $1,299,504 of losses from Local Limited Partnerships during the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, the Partnership had not recognized $16,760,526 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 1999. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

No working capital advances or repayments occurred between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1999 and 1998. The combined amount carried as payable to the Partnership by the Local Limited Partnerships was $12,200 at September 30, 1999.

The following are combined statements of operations for the three and nine months ended September 30, 1999 and 1998, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                                1999         1998         1999          1998

Rental income               $1,151,432   $1,169,371    $3,598,811    $3,489,913
Other income                    58,098      104,494       135,177       176,575
Total income                 1,209,530    1,273,865     3,733,988     3,666,488

Operating expenses             918,476      882,204     2,352,654     2,534,598
Interest, taxes, and
  insurance                    610,042      648,314     1,817,880     1,911,324
Depreciation                   149,958      171,210       492,821       533,196
Total expense                1,678,476    1,701,728     4,663,355     4,979,118

Net loss                    $ (468,946)  $ (427,863)  $  (929,367)  $(1,312,630)

National Housing Partnership
Realty Fund IV share of
loss                        $ (464,257)  $ (423,585)  $  (920,073)  $(1,299,504)



(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During the nine month periods ended September 30, 1999 and 1998, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of $86,704 and $86,703 respectively for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was $1,424,673 at September 30, 1999.

During the nine months ended September 30, 1999 and 1998, the General Partner made working capital advances of $348,499 and $2,793, respectively to the Partnership. The Partnership repaid advances of $218,610 to the General Partner during the nine months ended September 30, 1999. No working capital repayments were made during the nine months ended September 30, 1998. The amount owed to the General Partner at September 30, 1999 was $8,705,509. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (10.00% at September 30, 1999). During the nine months ended September 30, 1999 and 1998, the Partnership repaid accrued interest in the amount of $392,184 and $67,419, respectively, to the General Partner. Accrued interest on this loan amounted to $2,789,949 at September 30, 1999.

During the nine months ended September 30, 1999, affiliates of the General Partner advanced approximately $297,000 to Royal Towers Limited Partnership to fund operating deficits. No working capital advances were made by the Partnership or affiliates of the General Partner during the nine months ended September 30, 1998.

Annual partnership administrative fees of $5,625 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 1999 and 1998. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended September 30, 1999 and 1998. The balance owed to the General Partner for these fees is $35,625 at September 30, 1999 and is included in "Due to General Partner".

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

(5) LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2 _ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from net income from its owned property and from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from the General Partner's loans. The General Partner, however, is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed. The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The Partnership's Trinity Apartments property does not receive government assistance.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 908 apartment units, 98 percent of the total apartment units owned by the Local Limited Partnerships in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project_based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Cash and cash equivalents amounted to $24,713 at September 30, 1999 as compared to $24,387 at December 31, 1998. The increase was due to $48,984 of cash provided by operating activities and $131,171 of cash provided by investing activities, being only partially offset by $179,829 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow funds maintained by the mortgage lender slightly offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 1999, is dependant on the operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of September 30, 1999, the Partnership owed the General Partner $1,424,673 for administrative and reporting services performed. Working capital advances of $348,499 and repayments of $218,610 occurred between the Partnership and the General Partner during the nine months ended September 30, 1999. As of September 30, 1999, the Partnership owed the General Partner $8,741,134 plus accrued interest of $2,789,949. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of Trinity Apartments and the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the nine months ended September 30, 1999, affiliates of the General Partner advanced approximately $297,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of September 30, 1999. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 1999, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of approximately $52,218 and $23,068 were received from the Local Limited Partnerships during the nine months ended September 30, 1999 and 1998, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The mortgage note payable of $8,920,258 encumbering Trinity Apartments at September 30, 1999 is secured by a deed of trust on the rental property and an assignment of all right of title and interest in leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 1999, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized a net loss of $48,299 for the nine months ended September 30, 1999 compared to a net loss of $465,143 for the nine months ended September 30, 1998. The decrease in net loss is due to an increase in profit from rental operations, an increase in interest income and a decrease in non-rental costs and expenses. Also contributing to the increase in net income is the receipt of cash distributions from two of the Local Limited Partnerships during the nine months ended September 30, 1999. Rental operations increased due to an increase in rental revenues resulting from an increase in rental rates at Trinity Apartments and a decrease in total expenses relating to such property. Property expenses decreased primarily due to a decrease in tax and insurance expense of $151,522 which more than offset an increase in renting and administrative expense. Property tax expense decreased as a result of a refund of previously paid taxes due to a reassessment of Trinity Apartments at a lower value. Costs and expenses relating to non-rental operations decreased from $972,587 for the nine months ended September 30, 1998 to $872,374 for the nine months ended September 30, 1999. Interest income increased due to increased balances maintained in interest bearing accounts. The Partnership did not recognize $920,073 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 1999, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased $379,431 between periods, primarily due to a decrease in operating expenses and an increase in rental revenue.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION



ITEM 1    LEGAL PROCEEDINGS


In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multi-family projects and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena relates to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. To date, neither the HUD Inspector General nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     Exhibit 27, Financial Data Schedule

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                              (Registrant)


                              By:  The National Housing Partnership,
                                   Its sole General Partner


                              By:  National Corporation for Housing
                                   Partnerships, its sole General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long


                                   Senior Vice President and
                                   Controller

                              Date: November 15, 1999