Form 10KSB
period 1999-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2000-03-31
CIK 780149

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the

                       Securities and Exchange Act of 1934

 For the fiscal year ended December 31, 1999 .Commission file number   0-15731

National Housing Partnership Realty Fund IV (A Maryland Limited Partnership) (Exact name of registrant as specified in its charter)

              Maryland                                  52-1473440
   (State or other Jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification  No.)

    9200 Keystone Crossing, Suite                         46240
      500 Indianapolis, Indiana                         (Zip Code)
   (Address of principal executive
              offices)


Registrant's telephone number, including area code:   (317) 817-7500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: 15,394 Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[X]

State issuer's revenues for its most recent fiscal year.  $3,708,000

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

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                        (A MARYLAND LIMITED PARTNERSHIP)

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                       Page

Item 1.     Business                                                    2
Item 2.     Properties                                                  7
Item 3.     Legal Proceedings                                           7
Item 4.     Submission of Matters to a Vote of Security Holders         8


                                     PART II

Item 5.     Market for the Registrant's Partnership

               Interests and Related Partnership Matters                9
Item 6.     Management's Discussion and Analysis or Plan of
               Operations                                               9
Item 7.     Financial Statements and Supplementary Data                 13
Item 8.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      33


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant          34
Item 10.    Executive Compensation                                      35
Item 11.    Security Ownership of Certain Beneficial
               Owners and Management                                    35
Item 12.    Certain Relationships and Related Transactions              36


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      37

                                     PART I

Introduction

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

      In October 1997, NHP received a subpoena from the Inspector General ("IG") of the United States Department of Housing and Urban Development ("HUD") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

      On or about February 26, 1998, Counsel for NHP and the U.S. government entered into a Tolling Agreement with respect to any applicable statues of limitations related to certain civil claims the government may have against NHP in connection with the Transactions. The Tolling Agreement expired in August 1998.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

      NHP believes its operations are in compliance, in all material respects with all laws, rules, and regulations related to HUD-assisted or HUD-insured properties and has retained counsel in connection with NHP's response to the subpoena. Although no action has been initiated against the Partnership, NHP, or AIMCO or, to AIMCO's knowledge, any owner of a HUD property managed by NHP or AIMCO, if any such action is taken in the future, it could ultimately affect existing arrangements with respect to HUD projects or otherwise have a material adverse affect on the results of operations of AIMCO.

      The Partnership's business is to own directly one multi-family housing property, Trinity Apartments, and to hold limited partnership interests in four limited partnerships ("Local Limited Partnerships"), which in turn, own and operate a multi-family rental housing property ("Properties"). With the exception of Trinity Apartments, all of these Properties receives one or more forms of assistance from the Federal Government.

      The Partnership acquired the interests in the four Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments. With respect to the Local Limited Partnerships, NHP is the general partner of each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6, Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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


                                                                               Occupancy
                                                        Units Authorized      Percentage
                                    Financed, Insured      for Rental     for the Year Ended
Property Name, Location    Number of  and Subsidized     Assistance Under    December 31,
and Partnership Name        Units          Under          Section 8(D)     1999      1998

Capital Park                 316            (A)                316          99%       99%
 Columbus, Ohio
(Capital Park Limited
Partnership)

Kennedy Homes                172            (B)                172          89%       92%
  Gainesville, Florida
   (Kennedy Homes
    Limited Partnership)

Loring Towers                208            (A)                187          98%       97%
Apartments
  Minneapolis, Minnesota
    (Loring Towers
     Apartments)

Royal Towers                 233            (A)                233          74%       74%
  Kansas City, Missouri
   (Royal Towers
    Limited Partnership)

Trinity Apartments           496            (C)               None         94%       95%
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

(D) Section 8 of Title II of the Housing and Community Development Act of 1974.

      The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's wholly owned property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's wholly owned property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the Unites States, such units represent an insignificant percentage of total units in the United States and, competition for apartments is local. With respect to the Local Limited Partnerships' Properties, these apartment complexes must also compete with other apartment complexes for tenants. However, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Local Limited Partnerships' Properties from market competition.

      The Federal Housing Administration (FHA) has contracted with the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are five years with one or two five year renewal options.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 904 units, 97 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                        Subsidized Units  Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of
                          of Units      Subsidized Units      Total Units

               1999          125               14%               13%
               2000          779               86%               84%

              Total          904              100%               97%


      Of the units (904 in total) receiving rent subsidies from Section 8, 779 of the units have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers has applied to HUD to renew their expiring contracts without restructuring. HUD has elected to combine the expiring contracts into one contract and as of December 31, 1999, the renewal application has been submitted and is pending HUD approval. Kennedy Homes and Capital Park have both elected to enter HUD's Mark- to-Market program, which could potentially restructure their existing debt and/or HAP contracts to support market based rents. Extensions of the existing contract have been granted until the office of Multifamily Housing Assistance Restructuring has approved the restructuring. Royal Towers had elected to renew the contracts without restructuring as allowed by HUD Regulations governing the continuance of project based subsidiaries (see Item 6. Subsequent Event).

Regulation

      General

      Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Partnership's cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family housing may reduce rental revenue or increase operating costs in particular markets.

      HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December, 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998. As a result of HUD's review of 2530 applications during 1999 two unresolved flags existed at December 31, 1999. Subsequent to December 31, 1999 one of these flags was resolved and the other is currently being addressed.

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

      Regulation of Affordable Housing

      As of December 31, 1999, the Partnership held an equity interest in four properties that benefit from government programs intended to provide housing to people of low or moderate incomes. These programs, which are usually administered by the HUD or state housing finance agencies, typically provide mortgage insurance, favorable financing terms or rental assistance payments to the property owners. As a condition to the receipt of assistance under these programs, the properties must comply with various requirements, which typically limit rents to pre-approved amounts. If permitted rents on a property are insufficient to cover costs, a sale of the property may become necessary, which could result in a loss of the Partnership's interest in the property, as well as any benefits flowing from the property. The Partnership must obtain the approval of HUD in order to acquire a significant interest in a HUD-assisted or HUD-insured property. The Partnership can make no assurance that it will always receive such approval.

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

Ownership Percentages

      The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership and the cost of Trinity Apartments. All interests in the Local Limited Partnerships are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships and Trinity Apartments as of December 31, 1999.

                      NHP Realty       Original                        Notes
                        Fund IV         Cost of                       Payable
                      Percentage       Ownership      Mortgage      and Accrued
Partnership            Ownership       Interest         Notes        Interest
                                   (in thousands)  (in thousands) (in thousands)

Capital Park Limited
  Partnership             99%            $1,985         $3,472          $6,422
Kennedy Homes Limited
  Partnership             99%             1,114            874           4,739

Loring Towers Limited
  Partnership             99%             1,476          2,319           6,744

Royal Towers Limited
  Partnership (1)         99%             1,164          2,300           6,286

Trinity Apartments   Wholly-owned         5,971          8,814               -

(1)   See "Item 7. Financial Statements - Note 2".

Item 2.     Properties

      See Item 1 for the real estate owned by the Partnership either directly or through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

      In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project.

      In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

          (b) As of December 31, 1999, there were 1,141 registered holders of 15,394 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1"). In 1999, the number of Limited Partnership Units decreased by 20 units due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

      (c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 1999.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

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

      The Local Limited Partnership's properties, receive one or more forms of assistance from Federal, state, or local government or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by terms of these government assistance programs. These restrictions, however are not expected to impact the Partnership's ability to meet its cash obligations. The Partnership's Trinity Apartments property does not receive government assistance.

      Net cash provided by operations for the year ended December 31, 1999, was approximately $688,000 as compared to approximately $755,000 in 1998. The decrease in net cash provided by operations from 1998 to 1999, resulted from an increase in rental expenses slightly offset by an increase in rental income.

      Distributions in excess of investment in Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling approximately $69,000 and approximately $43,000 were received from two Local Limited Partnerships, respectively, during the years ended December 31, 1999 and 1998. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

      Cash and cash equivalents amounted to approximately $69,000 at December 31, 1999 as compared to approximately $24,000 at December 31, 1998. The increase of approximately $45,000 is due to approximately $688,000 of cash provided by operating activities partially offset by approximately $286,000 of cash used in financing activities and approximately $357,000 of cash used in investing activities. Cash used in financing activities consisted of mortgage payments partially offset by the net receipt of partner loans. Cash used in investing activities consisted of property improvements partially offset by net receipts from restricted escrows. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 1999, is dependent on the operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of December 31, 1999, the Partnership owes the General Partner approximately $1,454,000 for administrative and reporting services performed. In addition, at December 31, 1999, the Partnership owed NHP approximately $629,000 for other advances. Additionally, NHP and AIMCO have made advances totaling approximately $8,114,000 to Trinity Apartments to cover costs associated with the refinancing of the Partnership's mortgage note payable for Trinity Apartments and to cover operating deficits for Trinity Apartments. The payment of the unpaid administrative and reporting fees and advances from the Partnership and NHP to the Local Limited Partnerships will most likely result from the sale or refinancing of the underlying Properties of the Local Limited Partnerships as defined by the Partnership agreement, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all of the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

      The mortgage note payable of approximately $8,814,000 encumbering Trinity Apartments at December 31, 1999 is secured by a deed of trust on the rental property and an assignment of all right of title and interest in leases with the tenants. The note bears interest at the rate of 6.557% per annum and matures December 1, 2012.

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

Results of Operations

      The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 1999 and 1998, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

      The Partnership recognized a net loss of approximately $320,000 for the year ended December 31, 1999 compared to a net loss of approximately $710,000 for the year ended December 31, 1998. The decrease in net loss is due to an increase in profit from rental operations, and a decrease in both rental and non-rental costs and expenses. Also contributing to the increase in net income is the receipt of cash distributions from two of the Local Limited Partnerships during the year ended December 31, 1999. Profit from rental operations increased due to an increase in rental revenues resulting from an increase in rental rates at Trinity Apartments and a decrease in total expenses relating to such property. Property expenses decreased primarily due to a decrease in tax and insurance expense which more than offset an increase in depreciation expense. Property tax expense decreased as a result of a refund of previously paid taxes due to a reassessment of Trinity Apartments at a lower value. Depreciation expense increased as a result of property improvements made during the last year.

      The Partnership did not recognize approximately $3,690,000 of its allocated share of losses from the four Local Limited Partnerships in 1999, as the Partnership's net book investment in them was reduced to zero (see Note 2 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $2,196,000 between years. The increase was primarily due to an impairment loss on rental property of approximately $2,100,000 for Royal Towers recognized in 1999. There were no such impairment losses recorded in 1998. Additionally there was an increase in total expenses slightly offset by an increase in total revenues.

Item 7.     Financial Statements and Supplementary Data

      The financial statements and supplementary schedule of the Partnership are included on pages 13 through 32 of this report.

                         Independent Auditors' Report

To The Partners of

   National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 1999, and the related statements of operations, partners' deficit and cash flows for each of the two years in the period ended December 31, 1999 and the financial statement schedule listed in the index at Item 13. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Indianapolis, Indiana
March 6, 2000

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                          (in thousands, except unit data)

                                December 31, 1999

                          ASSETS

   Cash and cash equivalents                             $  69

   Accounts receivable

                                                            51

   Prepaid insurance, taxes and tenant security deposits
                                                            95
   Mortgage escrow deposits

                                                           828

   Investments in and advances to Local Limited
      Partnerships (Note 2)

                                                            --
   Land

                                                         3,650

   Buildings and improvements - less accumulated
      depreciation of $5,475
                                                         9,854

   Deferred finance costs

                                                         1,150
                                                       $15,697
            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses from rental
      operations (Note 3)                             $    845

   Administrative and reporting fee payable to
      General Partner (Note 5)
                                                         1,454

   Due to General Partner (Note 5)
                                                         8,743

   Accrued interest on partner loans (Note 5)
                                                         2,980

   Other accrued expenses                                   35

   Mortgage note payable (Note 4)                        8,814

                                                        22,871

Partners' deficit:
   General partner -- The National Housing
      Partnership (NHP)                                   (201)

   Original limited partner -- 1133 Fifteenth
      Street Four Associates                              (206)

   Other limited partners -- 15,394 investment
      units                                             (6,767)
                                                        (7,174)
                                                       $15,697

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                             Years Ended December 31,
                                                  1999         1998

RENTAL REVENUES
    Rental income                               $ 3,629      $ 3,485
    Other rental revenue                             79           66
                                                  3,708        3,551

RENTAL EXPENSES:
  Interest                                          593          617
  Renting and administrative                        150          147
  Operating and maintenance                         467          430
  Management and other services from related party
  (Note 5)                                          186          178
  Salaries and related benefits to related party
  (Note 5)                                          325          356
  Depreciation and amortization
                                                    604          529
  Taxes and insurance                               499          719
                                                  2,824        2,976

PROFIT  FROM RENTAL OPERATIONS                      884          575
COSTS AND EXPENSES:
  Interest on partner loans (Note 5)              1,122        1,133

  Administrative and reporting fees to General
  Partner (Note 5)                                  116          116
  Other operating expenses                           55           92
                                                  1,293        1,341
OTHER INCOME:
Interest income                                      20           13
Distributions received in excess of investment in
Local Limited
  Partnerships (Note 2)                              69           43
                                                     89           56
NET LOSS                                        $  (320)      $ (710)

ALLOCATION OF NET LOSS:
  General Partner - NHP                         $    (3)      $   (7)

  Original Limited Partner - 1133 Fifteenth Street
Four Associates                                      (3)          (7)

  Other Limited Partners - 15,394 investment
          units                                    (314)        (696)
                                                $  (320)      $ (710)

NET LOSS PER OTHER LIMITED PARTNERSHIP
  INTEREST                                      $   (20)      $  (45)

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' DEFICIT

                          (in thousands, except unit data)

                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1997       $  (191)      $    (196)     $  (5,757)   $ (6,144)

Net loss                                (7)             (7)          (696)       (710)

Deficit at December 31, 1998       $  (198)      $    (203)     $  (6,453)   $ (6,854)

Net loss                                (3)             (3)          (314)       (320)

Deficit at December 31, 1999       $  (201)      $    (206)     $  (6,767)   $ (7,174)
Percentage interest at December
   31, 1999                             1%               1%            98%

                                       (A)              (B)            (C)

(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 15,394 investment units at December 31, 1999 and 15,414 investment units at December 31, 1998.

      During 1999, 20 units were abandoned (Note 8)


                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                      Years Ended December 31,
                                                          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Revenue:
   Rental income                                        $  3,625     $   3,490
   Interest                                                   20            14
   Other                                                      32            64
   Distributions in excess of investment in Local Limited
   Partnerships                                               69            43
                                                           3,746         3,611
  Expenses:
   Operating expenses paid, including rental expense      (1,921)       (1,720)
   Interest on partner loans                                (544)         (567)
   Mortgage interest                                        (593)         (569)
                                                          (3,058)       (2,856)
      Net cash provided by operating activities              688           755

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property improvements                                     (551)        (380)
   Net receipts from restricted escrows                       194           28

   Net cash used in investing activities                     (357)        (352)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage principal payments                               (416)        (390)
   Proceeds from partner loans                                349          573
   Principal payments on partner loans                       (219)         (53)
   Payment of deferred finance costs                           --         (554)
      Net cash used in financing activities                  (286)        (424)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           45          (21)

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD              24           45

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   69       $   24

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                   (Continued)

                                                            Years Ended December 31,
                                                               1999         1998
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
     Net loss                                                $  (320)     $  (710)
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation                                                440          362
     Amortization of deferred finance costs                      164          167
     Changes in operating assets and liabilities:
      Accounts receivable                                        (49)          --
       Prepaid insurance, taxes and security deposits            (19)          35
      Administrative and reporting fee payable to General
      Partner                                                    116          116
      Accrued partnership administrative fee payable to
      General Partner                                              7            7
      Accounts payable and accrued expenses from rental
      operations                                                (198)         148
      Other accrued expenses                                     (31)          16
      Accrued interest on partner loans                          578          564
      Accrued interest on mortgage note payable                   --           50
        Total adjustments                                      1,008        1,465
Net cash provided by operating activities                   $    688     $    755

                   See Accompanying Notes to Financial Statements

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

      Investments in Local Limited Partnerships are accounted for using the equity method and thus are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions (see Note 2). An investment account is maintained for each of the limited partnership investments and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements. Distributions received from Local Limited Partnerships in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received.

      For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

      Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

      Cash and Cash Equivalents

      Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

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

      Segment Reporting

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment.

2.    INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

      The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. These investments are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, during 1999, and 1998, the Partnership did not recognize approximately $3,690,000 and $1,494,000, respectively of its allocated share of losses from four Local Limited Partnerships. As of December 31, 1999 and 1998, the Partnership had not recognized approximately $19,530,000 and $15,840,000, respectively, of its cumulative allocated share of losses from four of the Local Limited Partnerships.

      No working capital advances or recoveries occurred between the Partnership and the Local Limited Partnerships during 1999 or 1998. As of December 31, 1999 and 1998, $12,200 was owed by one Local Limited Partnerships to the Partnership. During 1993, the Partnership reevaluated the timing of the collectibility of these advances and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected; therefore, the Partnership treated the advance balance as additional investments. Due to the cumulative losses incurred but not recognized on the investments, the balance was then reduced to zero, with the corresponding charge to operations, shown as "Share of Losses in Local Limited Partnerships" in the Statement of Operations. To the extent these advances are repaid by the Local Limited Partnerships in the future, operations will be credited upon repayment.

      Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 1999 and the combined results of operations for the years ended December 31, 1999 and 1998 are as follows:

                      CONDENSED COMBINED FINANCIAL POSITION

                        OF THE LOCAL LIMITED PARTNERSHIPS

                                   (in thousands)


                                December 31, 1999

Assets:
  Land                                                              $       862
  Building and  improvements,  net of accumulated  depreciation of $6,239
        and impairment losses of $2,100                                   11,302
  Other assets                                                             2,407
                                                                       $  14,571

Liabilities and Partners' Deficit:
   Liabilities:
    Mortgage notes payable                                          $      8,965
    Notes payable                                                          7,175
    Accrued interest on notes payable                                     17,016
    Other liabilities                                                      1,563
                                                                          34,719

Partners' Deficit:
    National Housing Partnership Realty Fund IV                         (19,886)
    The National Housing Partnership
                                                                           (262)
                                                                        (20,148)

                                                                      $   14,571

                    CONDENSED combined results of operations

                        of the local limited partnerships

                                   (in thousands)

                                                    Years Ended December 31,
                                                      1999            1998

Revenue                                       $      5,038    $      5,008

Expenses:
  Operating expenses
                                                     3,747           3,827
  Financial expenses - primarily interest
                                                       118             119
  Interest on notes payable
                                                     2,053           1,864
  Depreciation and amortization

                                                      746             707
  Impairment loss on rental property
                                                    2,100              --
    Total expenses
                                                    8,764           6,517

Net loss                                     $     (3,726)    $    (1,509)

      The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All four projects receive rental assistance from HUD. During the year ended December 31, 1999 and 1998 the projects received a total of approximately $3,316,000 and $3,315,000, respectively of rental assistance from HUD.

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 904 units, 97 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                        Subsidized Units    Subsidized Units
                                          Expiring as a       Expiring as a
                           Number      Percentage of Total    Percentage of
                          of Units      Subsidized Units        Total Units

               1999          125               14%               13%
               2000          779               86%               84%

              Total          904              100%               97%

Of the units (904 in total) receiving rent subsidies from Section 8, 779 of the units have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers has applied to HUD to renew their expiring contracts without restructuring. HUD has elected to combine the expiring contracts into one contract and as of December 31, 1999, the renewal application has been submitted and is pending HUD approval. Kennedy Homes and Capital Park have both elected to enter HUD's Mark- to-Market program, which could potentially restructure their existing debt and/or HAP contracts to support market based rents. Extensions of the existing contract have been granted until the office of Multifamily Housing Assistance Restructuring has approved the restructuring. Royal Towers had elected to renew the contracts without restructuring as allowed by HUD Regulations governing the continuance of project based subsidiaries.

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

These notes mature as follows:

          Local Partnership       Due Date      Note Amount    Accrued Interest
                                                        (in thousands)
        Capital Park Limited
           Partnership          February 28, 2001  $  1,900      $  4,522

       Kennedy Homes Limited
           Partnership          February 28, 2001     1,402         3,337

       Loring Towers Apartments
           Limited Partnership  February 28, 2001     2,000         4,744

        Royal Towers Limited
           Partnership          March 27, 2001        1,873         4,413

            Total Due 2001                         $  7,175       $17,016

      The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 1999, Royal Towers Limited Partnership recognized an impairment loss on its rental property in the amount of $2,100,000.

      Additionally, regardless of whether the impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any if its properties, it could incur a loss.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all of the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

3.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES FROM RENTAL OPERATIONS

      Accounts payable and accrued expenses from rental operations consist of the following:

                                                           December 31, 1999
                                                            (in thousands)
      Trade payables                                            $  137
      Accrued interest on mortgage notes                            51
      Accrued real estate taxes                                    597
      Tenant security deposits                                      59
      Rent received in advance                                       1
                                                                $  845

4.    MORTGAGE NOTE PAYABLE

      The Trinity mortgage note payable is held by Lehman Capital and is secured by a deed of trust on the rental property and an assignment of all right of title and interest in the property and leases with the tenants. The note bears interest at the rate of 6.557% per annum. In connection with obtaining the mortgage note payable, Trinity incurred a hedge loss which was deferred and is being amortized over the life of the mortgage note payable. The amortization of the hedge loss yields an effective rate of 8.647%. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012. Principal payments are due as follows (in thousands):

                        2000       $         445
                        2001                 475
                        2002                 506
                        2003                 541
                        2004                 577
                        Thereafter         6,270

                                         $ 8,814

      Pursuant to the loan documents, Trinity was required to establish a repair escrow of $303,000 and is required to make monthly escrow deposits with the lender for taxes, hazard and liability insurance.

      The liability of the Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lender.

5. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

      The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $116,000 in 1999 and 1998. No payments for these fees were made during 1999 or 1998. The balance owed to the General Partner at December 31, 1999 was approximately $1,454,000.

      During 1999 and 1998, the General Partner made working capital advances of approximately $349,000, and $135,000, respectively, to the Partnership and to Trinity Apartments. In addition, during 1998, AIMCO advanced approximately $438,000 for the refinancing of Trinity's mortgage. During 1999 and 1998, the Partnership repaid advances of approximately $219,000 and $53,000 to the General Partner. The balance owed to the General Partner and AIMCO at December 31, 1999 was approximately $8,706,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. During 1999 and 1998, interest of approximately $1,122,000, and $1,133,000, respectively was accrued and expensed. During 1999 and 1998, interest of approximately $544,000 and $567,000 was repaid to the General Partner and AIMCO. The interest balance owed to the General Partner and AIMCO at December 31, 1999 was approximately $2,980,000. Additionally, annual partnership administrative fees of $7,500 were accrued by Trinity Apartments during 1999 and 1998, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 1999 or 1998. As of December 31, 1999, $37,500 was owed to the General Partner for these fees.

      NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers Limited Partnership which changed management agents on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999. NHPMC and other affiliates of NCHP earned approximately $372,000, and $382,000 from the Local Limited Partnerships and approximately $186,000 and $178,000 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $638,000 and $645,000, respectively, from the Local Limited Partnerships and approximately $325,000 and $356,000, respectively, from Trinity.

6.    INCOME TAXES

      The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to application of passive loss rules. The taxable income or loss differs from amounts included in the statement of operations because of different methods used in computing depreciation and determining the losses of the Local Limited Partnerships. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

      A reconciliation follows:

                                             Years Ended December 31,
                                               1999            1998
                                                  (in thousands)

Net loss per financial statements          $  (320)         $  (710)
Add (deduct):
Depreciation                                  (792)            (351)
Interest on partner loans                      487              452
Other                                          206              148
Partnership's share of Local Limited
  Partnership's losses                      (2,490)            (636)
Loss per tax return                        $(2,909)         $(1,097)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (in thousands):

                                          December 31, 1999

  Net deficit as reported                    $  (7,174)
  Add (deduct):
   Investment in Partnerships                  (25,138)
   Investment Property                          (5,383)
   Other                                         5,284
  Net deficit - federal tax basis             $(32,411)

7. ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

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

     Second,  to the  establishment  of any reserves  which the General  Partner
     deems  reasonably   necessary  for  contingent,   unmatured  or  unforeseen
     liabilities or obligations of the Partnership;

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

8. REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED


                                        Initial Cost                    Cost
                                      To Local Limited              Capitalized
                                        Partnership                   (Removed)
                                       (in thousands)                Subsequent
                                                                   to Acquisition
                                                                   (in thousands)
                                               Buildings
                                              and Related
                                               Personal                    Carrying Cost
    Description      Encumbrances    Land      Property     Improvements    Adjustments

Capital Park            $ (1)        $110      $7,634        $ 2,111          $   --
  Limited
Partnership

Kennedy Homes             (1)         150       3,131          1,742              --
 Limited
Partnership

Loring Towers             (1)         290       5,876            753           (4,361)
 Limited
Partnership

Royal Towers              (1)         360        5,543         1,218           (6,065)
 Limited
Partnership

Trinity Apartments        (1)       3,650       18,810           610           (4,091)
 (wholly-owned)
  Totals                           $4,560      $40,904        $6,434          $(14,517)



                           Gross Amount At Which
                                  Carried

                           At December 31, 1999
                              (in thousands)

                                 Buildings
                                    And
                                  Related
                                 Personal                  Accumulated        Date of        Date     Depreciable
      Description        Land    Property   Total(2)(3)  Depreciation(3)   Construction    Acquired    Life-Years

Capital Park             $153    $9,702     $9,855         $3,519               1969         3/86        5-50
  Limited
Partnership

Kennedy Homes            204     4,819       5,023          1,833               1968         3/86         5-50
  Limited
Partnership

Loring Towers            298     2,260       2,558            511               1970         3/86         5-50
  Limited
Partnership

Royal Towers             206       760         966           375                1973         4/86         5-50
 Limited
Partnership

Trinity Apartments     3,650    15,329      18,979         5,475                1985         4/86         5-50
(wholly-owned)
  Totals              $4,511   $32,870     $37,381       $11,713


(1)   Schedule of Encumbrances

                                                   Notes Payable
                                                    and Accrued
Partnership Name                   Mortgage Notes     Interest         Total

Capital Park Limited Partnership     $  3,472          $ 6,422      $  9,894


Kennedy Homes Limited Partnership         874            4,739         5,613

Loring Towers  Apartments  Limited
Partnership                             2,319            6,744         9,063

Royal Towers Limited Partnership        2,300            6,286         8,586

Trinity Apartments (wholly-owned)       8,814               --         8,814
     TOTAL                            $17,779          $24,191       $41,970


 (2)  The   aggregate   cost  of  land  for  Federal   income  tax  purposes  is
      approximately $4,408,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $44,909,000. The total of the above-mentioned items is approximately $49,317,000.

(3)   Reconciliation of real estate

                                                Years Ended December 31,
                                                  1999           1998
                                                     (in thousands)

Balance at beginning of period
                                             $38,879        $37,747

Improvements during the period
                                             1,009            1,132

Impairment loss on rental property
                                             (2,507)            --

Balance at end of period                   $ 37,381        $38,879


      Reconciliation of accumulated depreciation

                                                Years Ended December 31,
                                                  1999           1998
                                                     (in thousands)

Balance at beginning of period
                                             $10,935       $ 9,865

Depreciation expense for the period            1,185          1,070

Decrease due to impairment  losses on rental
property                                        (407)            --

Balance at end of period                     $11,713         $10,935

9.    Abandonment of Limited Partnership Units

      In 1999, the number of Limited Partnership Units decreased by 20 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonments. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 1998.

10.   LEGAL PROCEEDINGS

      In 1997,  NHP received  subpoenas  from the HUD Inspector  General  ("IG")
requesting  documents  relating  to  arrangements  whereby  NHP  or  any  of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

     Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

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

Directors of NCHP

      Two individuals comprise the Board of Directors of NCHP. One director was appointed by the President of the United States, by and with the advice and consent of the Senate.

      Thomas W. Toomey (age 39) was elected Executive Vice President Finance and Administration and a Director of NCHP in 1997. Mr. Toomey has served as Senior Vice President--Finance and Administration of AIMCO from January 1996 to March 1997, when he was promoted to Executive Vice President--Finance and
Administration until December 1999, when he was appointed Chief Operating Officer. From 1990 until 1995, Mr. Toomey served in a similar capacity with Lincoln Property Company ("LPC") as Vice President/Senior Controller and Director of Administrative Services of Lincoln Property Services where he was responsible for LPC's computer systems, accounting, tax, treasury services and benefits administration. From 1984 to 1990, he was an audit manager with Arthur Andersen & Co. where he served real estate and banking clients. Mr. Toomey received a B.S. in Business Administration/Finance from Oregon State University.

Patrick J. Foye (age 42) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

      The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

      Thomas W. Toomey (age 39). See "Directors of NCHP."

      Patrick J. Foye  (age 42). See "Directors of NCHP."

      Steven D. Ira (age 48) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

Joel F. Bonder (age 57) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to jointing the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washing, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Paul J. McAuliffe (age 43) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

      Martha L. Long (age 40) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

(d) There is no family relationship between any of the foregoing directors and executive officers.

Item 10.  Executive Compensation

      National Housing Partnership Realty Fund IV has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 13. Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management

      1133 Fifteenth Street Four Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

      The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1999.

                     Name of

                Beneficial Owner           Number of Units% of Class

              AIMCO and affiliates             1,676.0      10.89%
           (affiliates of the General Partner)

The  business  address of AIMCO is 2000 South  Colorado  Boulevard,  Denver,  CO
80222.

Item 12. Certain Relationships and Related Transactions

      The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $116,000 in 1999 and 1998. No payments for these fees were made during 1999 or 1998. The balance owed to the General Partner at December 31, 1999, was approximately $1,454,000.

During 1999 and 1998, the General Partner made working capital advances of approximately $349,000, and $135,000, respectively, to the Partnership and to Trinity Apartments. In addition, during 1998, AIMCO advanced approximately $438,000 for the refinancing of Trinity's mortgage. During 1999 and 1998, the Partnership repaid advances of approximately $219,000 and $53,000 to the General Partner. The balance owed to the General Partner and AIMCO at December 31, 1999 was approximately $8,706,000. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. During 1999 and 1998, interest of approximately $1,122,000, and $1,133,000, respectively was accrued and expensed. During 1999 and 1998, interest of approximately $544,000 and $567,000 was repaid to the General Partner and AIMCO. The interest balance owed to the General Partner and AIMCO at December 31, 1999 was approximately $2,980,000. Additionally, annual partnership administrative fees of $7,500 were accrued by Trinity Apartments during 1999 and 1998, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 1999 or 1998. As of December 31, 1999, $37,500 was owed to the General Partner for these fees.

      NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers Limited Partnership which changed management agents on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP $400,321 to secure the rights to manage Trinity for the three years ending March 31, 1999. NHPMC and other affiliates of NCHP earned approximately $372,000, and $382,000 from the Local Limited Partnerships and approximately $186,000 and $178,000 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $638,000 and $645,000, respectively, from the Local Limited Partnerships and approximately $325,000 and $356,000, respectively, from Trinity.

                                     PART IV

Item 13.   Exhibits Reports on Form 8-K

      (a)   Exhibits

                  Exhibit 27 Financial Data Schedule, is filed as an exhibit to this report.

                  Exhibit 99.1   Audited Combined Financial  Statements of the
                                 Local Limited Partnerships in   which   the
                                 Partnership has invested are included as an exhibit to this report:

      (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

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

National   Housing   Partnership   Realty  Fund  IV

 By:  The  National  Housing
      Partnership,  its sole  general  partner

By:  National  Corporation  for Housing
     Partnerships, its sole general partner


March 30, 2000                             /s/Patrick J. Foye
Date                                      President



March 30, 2000                             /s/Martha L. Long
Date                                       Senior Vice President -
                                           Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 30, 2000                            /s/Patrick J. Foye
Date                                      President and Director



March 30, 2000                            /s/Martha L. Long
Date                                      Senior Vice President -
                                          Controller

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERS REALTY FUND IV

                              FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                         Independent Auditors' Report

To The Partners of

   National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 1999, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 1999. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited
Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/Ernst & Young  LLP
Indianapolis, Indiana
March 6, 2000

EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF FINANCIAL POSITION

                                   (in thousands)

                                December 31, 1999

                          ASSETS

Cash and cash equivalents                                           $    795
Accounts receivable, net (Note 2)                                        340
Tenants' security deposits held in trust funds                           126
Prepaid taxes and insurance                                               37
Deferred costs                                                            24
Mortgage escrow deposits and other reserves (Note 5)                   1,085
Rental property, net (Note 4)                                         12,164
                                                                      14,571

            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and other accrued liabilities                     $  592
   Accrued real estate taxes                                             271
   Due to partners (Note 7)                                              536
   Accrued interest on partner loans                                      46
                                                                       1,445

Tenant security deposits payable                                         118
Notes payable (Note 6)                                                 7,175
Accrued interest on notes payable (Note 6)                            17,016
Mortgage notes payable (Note 5)                                        8,965
Partners' deficit                                                   (20,148)
                                                                   $  14,571

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (in thousands)


                                              Years Ended December 31,
                                                1999             1998

REVENUES:

   Rental income (Note 3)                   $     4,655       $      4,738
   Interest income                                  72                  57
   Other income                                    311                 213
                                                 5,038              5,008
EXPENSES:

Administrative expenses                            476                 503

Utilities and operating expenses                  1,696               1,669
Management   and  other   services   from
related party (Note 9)                              372                382

Salaries and related  benefits to related
party (Note 9)                                      638                645
Depreciation and amortization                      746                 706

Taxes and insurance                                535                599

Financial  expenses - primarily  interest
(Note 5)                                           118                 119
Interest on notes payable (Note 6)                2,053              1,864
Annual  partnership  administrative  fees
to General Partner (Note 7)                         30                  30

Impairment   losses  on  rental  property        2,100                  --
(Note 11)
                                                 8,764              6,517
NET LOSS                                    $   (3,726)       $    (1,509)


                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                   (in thousands)

                                   National
                                    Housing          The
                                  Partnership  National Housing
                                  Realty Fund    Partnership        Total

                                      IV

Deficit at January 1, 1998         $  (14,591)    $  (209)       $ (14,800)
Distributions                             (43)         --              (43)

Net loss                               (1,494)        (15)          (1,509)

Deficit at December 31, 1998          (16,128)       (224)         (16,352)

Distributions                             (69)         (1)             (70)

Net loss                               (3,689)        (37)          (3,726)

Deficit at December 31, 1999     $    (19,886)     $ (262)   $     (20,148)

Percentage interest at December
  31, 1999                                (A)          (B)


(A) Holds a 99% limited partnership interest in four Local Limited Partnerships.

(B) Holds a 1% general partnership interest in four Local Limited Partnerships.

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                  NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                  Years Ended December 31,
                                                    1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Receipts:
   Rental receipts                                $   4,649        $   4,786
   Interest receipts                                     72               57
   Other operating receipts                             218              217
   Insurance escrow proceeds                             85            1,215
   Entity receipts:
    Interest receipt                                      1                1
   Total Receipts                                     5,025            6,276

Disbursements:
   Administrative                                      (321)            (348)

   Management fees                                      (413)           (404)

   Utilities                                            (758)           (699)

   Salaries and wages                                   (895)           (893)

   Operating and maintenance                            (875)           (993)

   Real estate taxes                                    (345)           (313)

   Property insurance                                     (93)          (109)

   Miscellaneous taxes and insurance                    (143)           (146)

   Tenant security deposits                               (6)              (5)
   Service expenses                                       (37)             --
   Other operating disbursements                        (125)             (75)

   Interest on mortgage                                   (59)            (68)

   Mortgage insurance premium                             (44)            (48)

   Miscellaneous financial expenses                       (4)              (2)
   Fire damage construction related payables              --           (1,055)
 Entity disbursements:
   Interest on notes payable                              --               (1)
   Miscellaneous disbursements                            (1)             (10)
Total disbursements                                   (4,119)          (5,169)

     Net cash provided by operating activities           906            1,107

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in mortgage escrow deposits and
   other reserves                                        403             (237)
   Net purchase of fixed assets                         (708)            (434)

   Other investing                                        --              (39)

     Net cash used in investing activities              (305)            (710)

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                   (Continued)

                                                  Years Ended December 31,
                                                    1999            1998

CASH FLOWS FROM FINANCING ACTIVITIES:
   Mortgage principal payments                    $  (429)     $    (401)

   Principal payments on loans or notes
        payable                                        --            (14)
   Proceeds from loans or notes payable               300             44

   Distributions                                      (70)           (43)
      Net cash used in financing activities          (199)          (414)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          402            (17)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           393            410

CASH AND CASH EQUIVALENTS, END OF YEAR            $    795      $     393

RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                       $ (3,726)      $  (1,509)
   Adjustments to reconcile net loss to net
cash provided by
     operating activities:
    Depreciation and amortization                     746             706

    Impairment losses on rental property             2,100             --
    Changes in operating assets and liabilities:

      Tenant accounts receivable                       (13)             (6)
      Accounts receivable - other                     (216)            (30)

      Accrued receivables                              (1)              (2)
      Prepaid expenses                                (19)               4

      Cash restricted for tenants' security
deposits                                               (13)             (13)
      Accounts payable trade                          (124)            (205)

      Accrued liabilities                              (17)              48
      Accrued interest notes payable                 2,053            1,862
      Tenant security deposits held in trust             7                9

      Prepaid revenue                                    3               60
      Other reserves                                    85              160
      Entity liability accounts                         41               23

Total adjustments                                    4,632            2,616
NET CASH PROVIDED BY OPERATIONS ACTIVITIES        $    906        $   1,107






                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

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

      Basis of Combination

      The combined financial statements include the accounts of the following four Local Limited Partnerships in which the Partnership holds a limited partnership interest:

      Capital Park Limited Partnership
      Kennedy Homes Limited Partnership
      Loring Towers Apartments Limited Partnership
      Royal Towers Limited Partnership

      Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of the buildings and improvements is computed using the straight-line method, assuming a 50-year life from the date of initial occupancy and furniture and equipment is depreciated over 5 to 27 years using accelerated methods. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

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

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                          December 31, 1999
                                            (in thousands)
Net tenant accounts receivable                 $    29
Housing assistance receivable (Note 3)             303
Interest reduction payment receivable                3
Other                                                5

   Net accounts receivable                     $340

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

      For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under
Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 904 units, 97 percent of the total units owned by the properties in which the Partnership has invested (excluding Trinity Apartments), receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

      The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                        Subsidized Units  Subsidized Units
                                          Expiring as a     Expiring as a
                           Number      Percentage of Total  Percentage of
                          of Units      Subsidized Units        Total Units

               1999          125               14%               13%
               2000          779               86%               84%

              Total          904              100%               97%


      Of the units (904 in total) receiving rent subsidies from Section 8, 779 of the units have their contracts expiring during the year ending December 31, 2000. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers has applied to HUD to renew their expiring contracts without restructuring. HUD has elected to combine the expiring contracts into one contract and as of December 31, 1999, the renewal application has been submitted and is pending HUD approval. Kennedy Homes and Capital Park have both elected to enter HUD's Mark-to-Market program, which could potentially restructure their existing debt and/or HAP contracts to support market based rents. Extensions of the existing contract have been granted until the office of Multifamily Housing Assistance Restructuring has approved the restructuring. Royal Towers had elected to renew the contracts without restructuring as allowed by HUD Regulations governing the continuance of project based subsidiaries (See Note 10).

      The Local Limited Partnerships received a total of approximately $3,316,000 and $3,315,000 during 1999 and 1998, respectively, in the form of housing assistance payments which is included in "Rental Income" in the combined statements of operations.

4.    RENTAL PROPERTY

      Rental property consists of the following:
                                           December 31, 1999
                                             (in thousands)

            Land                         $         862
            Buildings and improvements          16,014
            Furniture and equipment              1,527

                                                18,403

            Less accumulated depreciation       (6,239)

            Rental property, net           $    12,164

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

      Approximate maturities of mortgage notes payable for the next five years and thereafter are as follows (in thousands):

                        2000            $    464
                        2001                 500
                        2002                 538
                        2003                 580
                        2004                 624
                        Thereafter         6,259

                                     $ 8,965

6.    NOTES PAYABLE

The notes below were executed by the Partnership with the seller as part of the acquisition of the property by the Partnership. The notes are subordinated to the mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes.

These notes mature as follows:

          Local Partnership       Due Date      Note AmountAccrued Interest
                                                          (in thousands)

        Capital Park Limited

           Partnership        February 28, 2001  $  1,900     $   4,522
        Kennedy Homes Limited
           Partnership        February 28, 2001     1,402         3,337
        Loring Towers Apartments
           Limited PartnershipFebruary 28, 2001     2,000         4,744
        Royal Towers Limited
           Partnership         March 27, 2001       1,873         4,413

            Total Due 2001                        $ 7,175       $17,016

7.    DUE TO PARTNERS

      Annual partnership administration fees of $30,000 were accrued for 1999 and 1998. The Local Limited Partnerships paid $15,000 in such fees during 1998. These fees are payable to the General Partner without interest from surplus cash available for distribution to partners. The accumulated fees owed to the General Partner were approximately $163,000 at December 31, 1999.

      During 1999 and 1998, the General Partner advanced approximately $250,000 and $44,000, respectively to one Local Limited Partnership to fund the Local Limited Partnership's entity expenses. During 1998, three Local Limited Partnerships made payments of principal of $6,273 and interest of $1,125 to the General Partner. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 1999, was approximately $297,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999.

As of December 31, 1999 the Partnership had outstanding advances of $12,200 to one Local Limited Partnership. Interest is charged at the rate of Chase Manhattan prime plus 2%. Chase Manhattan Bank prime was 8.25% at December 31, 1999. The advance and interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

8.    FEDERAL AND STATE INCOME TAXES

      The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities based upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

9.    RELATED PARTY TRANSACTIONS

      An affiliate of the General Partner, NHP Management Company ("NHPMC"), formerly a wholly owned subsidiary of NHP Incorporated ("NHPI"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers which changed management agent on November 1, 1996. During May 1997, AIMCO acquired approximately 51% of the voting stock of NHPI. An additional 3% of the voting stock was acquired by AIMCO in August 1997. On December 8, 1997, the NHPI stockholders elected to merge with AIMCO. After the merger, NHPMC became a preferred stock subsidiary of AIMCO. NHPMC and other affiliates of NCHP earned approximately $372,000, and $382,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 1999 and 1998, respectively.

      Personnel working at the project sites, which are managed by NHPMC, were employees of NHPI during the period January 1, 1996 through December 8, 1997 and became employees of NHPMC (as a successor employer) as of December 8, 1997 and, therefore, the projects reimbursed NHPI and NHPMC for the actual salaries and related benefits. Prior to January 1, 1996, project employees were employees of NCHP. Total reimbursements earned for salaries and benefits for the years ended December 31, 1999 and 1998, were approximately $638,000, and $645,000, respectively.

10.   SUBSEQUENT EVENT

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all of the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

11.   IMPAIRMENT LOSS ON RENTAL PROPERTY

      The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" (the "Statement") requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 1999, Royal Towers Limited Partnership recognized an impairment loss on its rental property in the amount of $2,100,000.

      Additionally, regardless of whether a impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 1999. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

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