Form 10QSB
period 2000-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2000-05-19
CIK 780149

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

                     For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from _________to _________

                         Commission file number 0-15731

                      NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
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

                                 (317) 817-7500

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         Statement of Financial Position

                                   (Unaudited)

                                     (in thousands)
                                 March 31, 2000

                          ASSETS

   Cash and cash equivalents                                    $    79
   Accounts receivable                                               66
   Prepaid insurance and tenant security deposits                    84
   Mortgage escrow deposits                                         678
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                          --
   Land                                                           3,650
   Buildings and improvements - less accumulated
      depreciation of $5,591                                      9,772
   Deferred finance costs                                         1,118
                                                                $15,447
            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses from rental
      operations                                                $   614
   Administrative and reporting fee payable to
      General Partner (Note 3)                                    1,482
   Due to General Partner (Note 3)                                8,752
   Accrued interest on partner loans (Note 3)                     3,083
   Other accrued expenses                                            42
   Mortgage note payable                                          8,704
                                                                 22,677
Partners' deficit:
   General partner -- The National Housing

      Partnership (NHP)                                            (202)
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                       (207)
   Other limited partners -- 15,394 investment
      units                                                      (6,821)
                                                                 (7,230)
                                                                $15,447

                     See Accompanying Notes to Financial Statements

b)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations

                                   (Unaudited)

                            (in thousands, except unit data)


                                                Three Months Ended
                                                     March 31,
                                                 2000         1999

RENTAL REVENUES                                $   974      $   924

RENTAL EXPENSES:
  Interest                                         142          154
  Renting and administrative                       103          132
  Operating and maintenance                        150          143
  Depreciation and amortization                    155          121
  Taxes and insurance                              151           59
                                                   701          609
PROFIT FROM RENTAL OPERATIONS                      273          315
COSTS AND EXPENSES:
  Interest on due to General Partner
     (Note 3)                                      289          231
  Administrative and reporting fees
   to General Partner (Note 3)                      29           29
  Other operating expenses                          12            2
                                                   330          262
OTHER REVENUES:
Interest income                                      1            3

NET (LOSS) INCOME                              $   (56)     $    56

NET (LOSS) INCOME ASSIGNABLE TO LIMITED
  PARTNERS                                     $   (55)     $    55

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
  INTEREST                                     $ (3.57)     $  3.57

                     See Accompanying Notes to Financial Statements

c)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         Statements of Partners' Deficit

                                   (Unaudited)

                                 (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $ (201)       $ (206)      $ (6,767)     $ (7,174)

Net loss - three months ended
   March 31, 2000                        (1)           (1)          (54)          (56)

Deficit at March 31, 2000           $ (202)       $ (207)      $ (6,821)     $ (7,230)

Percentage interest at
   March 31, 2000                         1%            1%           98%         100%
                                         (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner

(C)   Consists of 15,394 investment units

                     See Accompanying Notes to Financial Statements

d)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS

                                   (Unaudited)

                                 (in thousands)


                                                                  Three Months Ended
                                                                      March 31,
                                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                             $   942     $   846
   Interest received                                                  1           3
   Other income                                                      18          18
   Interest paid on loan from General Partner                      (187)         --
   Operating expenses paid, including rental expenses              (627)     (1,329)
   Mortgage interest paid                                          (142)       (155)
      Net cash provided by (used in) operating
         activities                                                   5        (617)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                             (35)        (25)
   Net withdrawals from escrow funds                                150         463
      Net cash provided by investing activities                     115         438

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan costs paid                                                   (7)         --
   Loans from General Partner                                         7         349
   Principal payments on General Partner loans                       --         (76)
   Payments of principal on mortgage note                          (110)       (101)
      Net cash (used in) provided by financing activities          (110)        172

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 10          (7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     69          24

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    79     $    17

                     See Accompanying Notes to Financial Statements


d)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                      Statements of Cash FlowS (continued)

                                   (Unaudited)

                                  (in thousands)


                                                                  Three Months Ended
                                                                      March 31,
                                                                  2000         1999
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net (loss) income                                          $   (56)     $    56
     Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities
     Depreciation                                                   116           99
     Amortization                                                    39           22
     Increase in accounts receivable                                (15)         (60)
     Decrease in prepaid insurance, utility,
      and tenant security deposits                                   11           --
     Decrease in accounts payable and accrued expenses
       from rental operations                                      (231)        (856)
     Increase in administrative and reporting fees payable
       to General Partner                                            29           29
     Increase in due to General Partner                               2            1
     Increase in accrued interest on Partner loans                  103           96
     Increase (decrease) in other accrued expenses                    7           (4)

        Total adjustments                                            61         (673)

Net cash provided by (used in) operating activities             $     5      $  (617)

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

National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986. Apartment Investment and Management Company ("AIMCO") and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Four Associates is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

Reclassifications

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

(2) INVESTMENTS IN REAL PROPERTY AND INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns one residential apartment complex and a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2000, investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $480,000 and $225,000 of losses from Local Limited Partnerships during the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, the Partnership had not recognized approximately $20,010,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 2000. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

During the three months ended March 31, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2000 and 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 2000.

The following are combined statements of operations for the three months ended March 31, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                        Three Months Ended
                                             March 31,
                                         2000         1999
                                          (in thousands)
Rental income                          $ 1,094      $ 1,123
Other income                                38           42
   Total income                          1,132        1,165

Operating expenses                         780          710
Interest, taxes, and insurance             642          512
Depreciation                               195          171
   Total expense                         1,617        1,393

Net loss                               $  (485)     $  (228)

National Housing Partnership
   Realty Fund IV share of

   losses                              $  (480)     $  (225)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During the three month period ended March 31, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $29,000 for both periods for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,482,000 at March 31, 2000.

During the three months ended March 31, 2000 and 1999, the General Partner made working capital advances of approximately $7,000 and $349,000, respectively to the Partnership. The Partnership repaid advances of approximately $76,000 to the General Partner during the three months ended March 31, 1999. No working capital repayments were made during the three months ended March 31, 2000. The amount owed to the General Partner at March 31, 2000 was approximately $8,712,000 and is payable on demand. The General Partner has begun proceedings to deed Trinity Apartments to an affiliate of the General Partner, subject to the first mortgagee's approval and other conditions, in full satisfaction of the working capital advances owed. It is anticipated that this transaction will close during the year 2000. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (10.83% at March 31, 2000). Accrued interest on this loan amounted to approximately $3,083,000 at March 31, 2000.

Annual partnership administrative fees of $1,875 were accrued on behalf of Trinity Apartments during the three months ended March 31, 2000 and 1999. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the three months ended March 31, 2000 and 1999. The balance owed to the General Partner for these fees is $39,375 at March 31, 2000 and is included in "Due to General Partner".

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

(5)   LEGAL PROCEEDINGS

In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from the operations of its wholly-owned property and from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from the General Partner's loans. The General Partner, however, is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed. The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The Partnership's Trinity Apartments property does not receive government assistance.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 904 apartment units, 97 percent of the total apartment units owned by the Local Limited Partnerships in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Cash and cash equivalents amounted to approximately $79,000 at March 31, 2000 as compared to approximately $69,000 at December 31, 1999. The increase was due to approximately $5,000 of cash provided by operating activities and approximately $115,000 of cash provided by investing activities, partially offset by approximately $110,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow funds maintained by the mortgage lender slightly offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property and loan costs paid, slightly offset by loans from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2000, is dependant on the operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. As of March 31, 2000, the Partnership owed the General Partner approximately $1,482,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during the three months ended March 31, 2000. As of March 31, 2000, the Partnership owed the General Partner approximately $8,752,000 plus accrued interest of approximately $3,083,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2000 and 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 2000. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2000, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the three months ended March 31, 2000 and 1999, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The mortgage note payable of $8,704,000 encumbering Trinity Apartments at March 31, 2000 is secured by a deed of trust on the rental property and an assignment of all right of title and interest in leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

Except for Trinity Apartments, all the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships. In the event of a default on the notes, the note holders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the Properties. The deferred acquisition notes mature in 2001. If the properties are not able to be refinanced or sold for sufficient amounts or the terms of the notes cannot be extended, the Partnership could lose its interest in the applicable Local Limited Partnership.

Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses and has necessitated significant funding from the General Partner in prior years. The General Partner has begun proceedings to deed Trinity Apartments to an affiliate of the General Partner, subject to the first mortgagee's approval and other conditions, in full satisfaction of the working capital advances owed to the General Partner. It is anticipated that this transaction will close during the year 2000.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of March 31, 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized a net loss of approximately $56,000 for the three months ended March 31, 2000 compared to net income of approximately $56,000 for the three months ended March 31, 1999. The decrease in net income is due to a decrease in profit from rental operations and an increase in non-rental costs and expenses. Rental operations decreased due to an increase in rental expenses slightly offset by an increase in rental revenues. Rental revenues increased due to an increase in average rental rates at Trinity Apartments. The increase in rental expenses is primarily due to increases in tax and insurance expense and depreciation. Property tax expense increased due to the receipt of a tax refund in 1999. The refund was the result of a reassessment of Trinity Apartments at a lower rate. Depreciation expense increased due to increased property improvements and replacements. The increase in non-rental costs was primarily due to an increase in interest due to General Partner as a result of an increase in the prime interest rate. The interest on these loans is charged at prime plus 2%. The Partnership did not recognize approximately $480,000 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $255,000 between the periods, primarily due to increases in operating expenses, interest expense on deferred acquisition notes and decreases in rental revenue.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In 1997, NHP received subpoenas from the HUD Inspector General ("IG") requesting documents relating to arrangements whereby NHP or any of its affiliates provided compensation to owners of HUD-assisted or HUD-insured multi-family projects in exchange for or in connection with property management of a HUD project. In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP or Apartment Investment and Management Company ("AIMCO"), the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with the investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                                  (Registrant)

                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                  Date:   May 19, 2000