Form 10QSB
period 2000-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2000-11-14
CIK 780149

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

                 For the quarterly period ended September 30, 2000


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

                         Statement of Financial Position
                                   (Unaudited)
                                   (in thousands)
                               September 30, 2000


                          ASSETS
   Cash and cash equivalents                                     $ 1,350
   Accounts receivable                                                83
   Prepaid insurance and tenant security deposits                     47
   Investments in and advances to Local Limited
      Partnerships (Note 2)                                           --
   Land                                                            3,650
   Buildings and improvements - less accumulated
      depreciation of $5,825                                       9,683
   Deferred finance costs                                          1,058
                                                                 $15,871
            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses from rental
      operations                                                  $  888
   Administrative and reporting fee payable to
      General Partner (Note 3)                                     1,540
   Due to General Partner (Note 3)                                 8,755
   Accrued interest on partner loans (Note 3)                      3,599
   Other accrued expenses                                             29
   Mortgage note payable                                           8,482
                                                                  23,293
Partners' deficit:
   General partner -- The National Housing
      Partnership (NHP)                                             (203)
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                        (208)
   Other limited partners -- 15,394 investment
      units                                                       (7,011)
                                                                  (7,422)
                                                                 $15,871

                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                          (in thousands, except unit data)


                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                               2000         1999         2000        1999

RENTAL REVENUES                              $ 1,032       $  959      $ 2,996      $ 2,826

RENTAL EXPENSES:
   Interest                                      134          146          420          450
   Renting and administrative                    140          125          351          378
   Operating and maintenance                     156          188          472          463
   Depreciation and amortization                 145           99          448          349
   Taxes and insurance                           221          218          544          433
                                                 796          776        2,235        2,073
PROFIT FROM RENTAL OPERATIONS                    236          183          761          753

COSTS AND EXPEMSES:
   Interest on due to General Partner
     (Note 3)                                    436          280          867          780
   Administrative and reporting fees to
     General Partner (Note 3)                     29           29           87           87
   Other operating expenses                       45            2           92            6
                                                 510          311        1,046          873
OTHER REVENUES:
   Distributions received in excess of
     investment in Local Limited
     Partnerships                                  4           12           19           52

   Interest income                                15            1           18           20

                                                  19           13           37           72

NET LOSS                                      $ (255)      $ (115)      $ (248)      $  (48)

NET LOSS ASSIGNABLE TO LIMITED
   PARTNERS                                   $ (250)      $ (113)      $ (244)      $  (47)

NET LOSS PER LIMITED PARTNERSHIP
   INTEREST                                  $(16.24)     $ (7.31)     $(15.85)     $ (3.07)

                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         Statements of Partners' Deficit
                                   (Unaudited)
                                 (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $ (201)       $ (206)       $(6,767)      $(7,174)

Net loss - nine months
  ended September 30, 2000              (2)           (2)          (244)         (248)

Deficit at September 30, 2000       $ (203)       $ (208)       $(7,011)      $(7,422)

Percentage interest at
  September 30, 2000                     1%            1%            98%          100%
                                        (A)           (B)            (C)

(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                   See Accompanying Notes to Financial Statements

d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                   (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                             $ 2,887       $ 2,707
   Distributions received in excess of investment in
     Local Limited Partnerships                                      19            52
   Interest received                                                 18            20
   Other income                                                      77            63
   Interest paid on loan from General Partner                      (248)         (392)
   Operating expenses paid, including rental expenses            (1,363)       (1,949)
   Mortgage interest paid                                          (425)         (451)
        Net cash provided by operating activities                   965            50

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (180)         (246)
   Net withdrawals from escrow funds                                828           377
        Net cash provided by investing activities                   648           131

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan costs paid                                                   (7)           --
   Loans from General Partner                                         7           130
   Payments of principal on mortgage note                          (332)         (310)
        Net cash used in financing activities                      (332)         (180)

NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,281             1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     69            24

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,350        $   25

                   See Accompanying Notes to Financial Statements

e)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                      Statements of Cash FlowS (continued)
                                   (Unaudited)
                                   (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2000         1999
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES
      Net loss                                                     $ (248)       $  (48)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
      Depreciation                                                    350           267
      Amortization                                                     98            82
      Increase in accounts receivable                                 (32)          (56)
      Decrease (increase) in prepaid insurance, utility,
         and tenant security deposits                                  48           (22)
      Increase (decrease) in accounts payable and accrued
         expenses from rental operations                               44          (627)
      Increase in administrative and reporting fees
         payable to General Partner                                    87            87
      Increase in due to General Partner                                5             5
      Increase in accrued interest on Partner loans                   619           388
      Decrease in other accrued expenses                               (6)          (26)

           Total adjustments                                        1,213            98

Net cash provided by operating activities                          $  965         $  50

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

(2) INVESTMENTS IN REAL PROPERTY AND INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns one residential apartment complex (Trinity Apartments) and a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2000, investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $2,143,000 and $920,000 of losses from Local Limited Partnerships during the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Partnership had not recognized approximately $21,673,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 2000. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

During the nine months ended September 30, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 2000 and 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of September 30, 2000.

The following are combined statements of operations for the three and nine months ended September 30, 2000 and 1999, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                        Three Months Ended        Nine Months Ended
                                           September 30,            September 30,
                                         2000         1999        2000        1999
                                          (in thousands)           (in thousands)

Rental income                           $  998      $ 1,152      $ 3,127     $ 3,599
Other income                                49           58          145         135
     Total income                        1,047        1,210        3,272       3,734

Operating expenses                       1,095          918        2,833       2,352
Interest, taxes, and insurance             668          611        1,992       1,818
Depreciation                               212          150          612         493
     Total expense                       1,975        1,679        5,437       4,663

Net loss                                $ (928)      $ (469)     $(2,165)    $  (929)

National Housing Partnership
  Realty Fund IV share of losses        $ (919)      $ (464)     $(2,143)    $  (920)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During the nine month period ended September 30, 2000 and 1999, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $87,000 for both periods for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,540,000 at September 30, 2000.

During the nine months ended September 30, 2000 and 1999, the General Partner made working capital advances of approximately $7,000 and $349,000, respectively to the Partnership. The Partnership repaid advances of approximately $219,000 to the General Partner during the nine months ended September 30, 1999. No working capital repayments were made during the nine months ended September 30, 2000. The amount owed to the General Partner at September 30, 2000 was approximately $8,712,000 and is payable on demand. The General Partner has begun proceedings to deed Trinity Apartments to an affiliate of the General Partner, subject to the first mortgagee's approval and other conditions, in full satisfaction of the working capital advances owed. It is anticipated that this transaction will close prior to December 31, 2000. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (11.50% at September 30, 2000). Accrued interest on this loan amounted to approximately $3,599,000 at September 30, 2000.

Annual partnership administrative fees of $5,625 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 2000 and 1999. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended September 30, 2000 and 1999. The balance owed to the General Partner for these fees is $43,125 at September 30, 2000 and is included in "Due to General Partner".

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

Cash and cash equivalents amounted to approximately $1,350,000 at September 30, 2000 as compared to approximately $69,000 at December 31, 1999. The increase was due to approximately $965,000 of cash provided by operating activities and approximately $648,000 of cash provided by investing activities, partially offset by approximately $332,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow funds maintained by the mortgage lender slightly offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property and loan costs paid, slightly offset by loans from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2000, is dependant on the operations of Trinity Apartments, distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties. However, Trinity Apartments, a rental property wholly-owned by the Partnership, has generated substantial losses from operations which have resulted in the accumulation of significant accounts payable and accrued expenses and has necessitated significant funding from the General Partner in prior years. The General Partner has begun proceedings to deed Trinity Apartments to an affiliate of the General Partner, subject to the first mortgagee's approval and other conditions, in full satisfaction of the working capital advances owed to the General Partner. It is anticipated that this transaction will close prior to December 31, 2000.

As of September 30, 2000, the Partnership owed the General Partner approximately $1,540,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during the nine months ended September 30, 2000. As of September 30, 2000, the Partnership owed the General Partner approximately $8,755,000 plus accrued interest of approximately $3,599,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the nine months ended September 30, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 2000 and 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of September 30, 2000. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2000, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. A cash distribution of approximately $19,000 and $52,000 was received from one of the Local Limited Partnerships during the nine months ended September 30, 2000 and 1999, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

The mortgage note payable of approximately $8,482,000 encumbering Trinity Apartments at September 30, 2000 is secured by a deed of trust on the rental property and an assignment of all right of title and interest in leases with the tenants. The note bears interest at the rate of 6.557% per annum. The principal and interest are payable by Trinity in equal monthly installments of $84,102 to December 1, 2012.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In addition, the Partnership directly owns Trinity Apartments. The Partnership's results of operations are significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized a net loss of approximately $(248,000) for the nine months ended September 30, 2000 compared to a net loss of approximately $48,000 for the nine months ended September 30, 1999. The increase in net loss is due to an increase in costs and expenses, partially offset by an increase in profit from rental operations. Rental operations increased due to an increase in rental revenues largely offset by an increase in rental expenses. Rental revenues increased due to an increase in average rental rates at Trinity Apartments. The increase in rental expenses is primarily due to increases in tax and insurance expense and depreciation. Property tax expense increased due to the receipt of a tax refund in 1999. The refund was the result of a reassessment of Trinity Apartments at a lower rate. Depreciation expense increased due to increased property improvements and replacements. The Partnership did not recognize approximately $2,143,000 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $1,223,000 between the periods, primarily due to increases in operating expenses, interest expense on deferred acquisition notes and decreases in rental revenue.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            Exhibit 27, Financial Data Schedule

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 2000.

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