Form 10QSB/A
period 2000-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2001-04-16
CIK 780149

FORM 10-QSB/A--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report



                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

(This document amends the Form 10-QSB for the quarter ended September 30, 2000, due to the foreclosure of Trinity Apartments in July 2000.)

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)
                        (in thousands, except per unit data)
                               September 30, 2000


                          ASSETS
   Cash and cash equivalents                                        $ 13
   Investments in and advances to Local Limited
      Partnerships (Note 3)                                           --
                                                                    $ 13
            LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Administrative and reporting fee payable to
      General Partner (Note 4)                                   $ 1,540
   Due to General Partner (Note 4)                                   630
   Accrued interest on partner loans (Note 4)                      1,102
   Other accrued expenses                                             29
                                                                   3,301
Partners' capital (deficit):
   General partner -- The National Housing
      Partnership (NHP)                                            3,857
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                        (208)
   Other limited partners -- 15,394 investment
      units                                                       (6,937)
                                                                  (3,288)
                                                                 $    13

                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   2000        1999       2000        1999

RENTAL REVENUES                                   $ 171       $ 959     $ 2,135     $ 2,826

RENTAL EXPENSES:
   Interest                                          23         146         309         450
   Renting and administrative                        24         125         235         378
   Operating and maintenance                         30         188         346         463
   Depreciation and amortization                     25          99         328         349
   Taxes and insurance                               33         218         356         433
                                                    135         776       1,574       2,073
PROFIT FROM RENTAL OPERATIONS                        36         183         561         753

COSTS AND EXPENSES:
   Interest on due to General Partner
     (Note 4)                                       148         280         579         780
   Administrative and reporting fees to
     General Partner (Note 4)                        29          29          87          87
   Other operating expenses                          44           2          91           6
                                                    221         311         757         873
OTHER REVENUES:
   Distributions received in excess of
     investment in Local Limited
     Partnerships                                     4          12          19          52

   Interest income                                   --           1           3          20

                                                      4          13          22          72

NET LOSS                                         $ (181)     $ (115)     $ (174)      $ (48)

NET LOSS ASSIGNABLE TO LIMITED PARTNERS          $ (177)     $ (113)     $ (170)      $ (47)

NET LOSS PER LIMITED PARTNERSHIP INTEREST       $(11.50)    $ (7.31)    $(11.04)    $ (3.07)

                   See Accompanying Notes to Financial Statements

c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                                   (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Deficit at December 31, 1999        $  (201)      $ (206)       $(6,767)      $(7,174)

General Partner capital
  contribution                        4,060            --            --         4,060

Net loss - nine months
  ended September 30, 2000               (2)           (2)         (170)         (174)

Capital (deficit) at
  September 30, 2000                $ 3,857       $ (208)       $(6,937)      $(3,288)

Percentage interest at
  September 30, 2000                      1%            1%           98%         100%
                                         (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                   See Accompanying Notes to Financial Statements

d)

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Rent collections                                              $ 2,141       $ 2,707
   Distributions received in excess of investment in
     Local Limited Partnerships                                       19            52
   Interest received                                                   3            20
   Other income                                                       45            63
   Interest paid on loan from General Partner                       (328)         (392)
   Operating expenses paid, including rental expenses             (1,015)       (1,949)
   Mortgage interest paid                                           (309)         (451)
        Net cash (used in) provided by operating activities         (556)           50

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (107)         (246)
   Net withdrawals from escrow funds                                 828           377
        Net cash provided by investing activities                    721           131

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan costs paid                                                    (7)           --
   Loans from General Partner                                          7           130
   Payments of principal on mortgage note                           (221)         (310)
        Net cash used in financing activities                       (221)         (180)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (56)            1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      69            24

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  13         $  25

                   See Accompanying Notes to Financial Statements


e)
                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                 (in thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                                      2000         1999
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES
      Net loss                                                       $ (174)      $  (48)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities
      Depreciation                                                      254          267
      Amortization                                                       74           82
      Increase in accounts receivable                                   (30)         (56)
      Increase in prepaid insurance, utility,
         and tenant security deposits                                   (63)         (22)
      Decrease in accounts payable and accrued
         expenses from rental operations                               (375)        (627)
      Increase in administrative and reporting fees
         payable to General Partner                                      87           87
      Increase in due to General Partner                                  5            5
      (Decrease) increase in accrued interest on Partner loans         (328)         388
      Decrease in other accrued expenses                                 (6)         (26)

           Total adjustments                                           (382)          98

Net cash (used in) provided by operating activities                  $ (556)       $ 50

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Foreclosure

During the third quarter of 2000,  Trinity Apartments was foreclosed upon by the
General Partner.  This foreclosure was treated as a capital  contribution by the
General Partner and the following accounts were adjusted by the non-cash amounts noted below:
                                                                    2000
                  Accounts receivable                             $    (82)
                  Prepaid insurance and tenant security
                    deposits                                           (79)
                  Investment properties                            (13,356)
                  Other assets                                      (1,161)
                  Accounts payable                                      (2)
                  Due to General Partner                             8,083
                  Accrued interest on due to General Partner         1,590
                  Mortgage note payable                              8,595
                  Other liabilities                                    472
                  General Partner capital contribution            $  4,060

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

(2)   FORECLOSURE OF TRINITY APARTMENTS

On July 17, 2000, the General Partner foreclosed on Trinity Apartments, a rental property wholly-owned by the Partnership. At such time, the Partnership owed working capital advances owed to the General Partner of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. The property generated substantial losses from operations which resulted in the accumulation of significant accounts payable and accrued expenses and necessitated significant funding from the General Partner in prior years. During the third quarter of 2000, the Partnership recorded a capital contribution by the General Partner due to the foreclosure of approximately $4,060,000.

The following amounts were recorded in the financial statements for the nine months ended September 30, 2000 (in thousands):

       Net real estate (a)                         $(13,356)
       Net other assets                                (852)
                                                    (14,208)
       Debt discharged (b)                           18,268
       Capital contribution by the General
         Partner                                    $ 4,060

(a)   Amount is net of accumulated depreciation of approximately $5,729,000.

(b)   Amount includes accrued interest.

The capital contribution by the General Partner includes non-cash activity of approximately $4,060,000, which represents the difference between the fair market value of the property at foreclosure and the amount of the debt, including accrued interest, extinguished.

The 2000 results of operations for Trinity Apartments are summarized in the following table (in thousands):

                                            For the Period
                                          From January 1 to
                                            July 17, 2000
       Revenues                                 $2,135
       Income from operations                   $  103

(3) INVESTMENTS IN REAL PROPERTY AND INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The Partnership's one residential property (Trinity Apartments) was lost to foreclosure on July 17, 2000. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the

Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2000, investments in all four Local Limited
Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $2,143,000 and $920,000 of losses from Local Limited Partnerships during the nine months ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the Partnership had not recognized approximately $21,673,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

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

(4)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

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

During the nine months ended September 30, 2000 and 1999, the General Partner made working capital advances of approximately $7,000 and $349,000, respectively to the Partnership. The Partnership repaid advances of approximately $219,000 to the General Partner during the nine months ended September 30, 1999. No working capital repayments were made during the nine months ended September 30, 2000. The amount owed to the General Partner at September 30, 2000 was approximately $630,000 and is payable on demand. The General Partner deeded Trinity Apartments to an affiliate of the General Partner, in full satisfaction of the working capital advances owed of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. This transaction closed July 17, 2000. Interest is charged on borrowings at the Chase Manhattan Bank rate of prime plus 2% (11.50% at September 30, 2000). Accrued interest on the remaining loan balance amounted to approximately $1,102,000 at September 30, 2000.

Partnership administrative fees of approximately $5,000 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 2000 and 1999. These fees were payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended September 30, 2000 and 1999.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

(5)   SEGMENT INFORMATION

The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(6)   LEGAL PROCEEDINGS

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from the General Partner's loans. The General Partner, however, is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed. The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local governments or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

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

Cash and cash equivalents amounted to approximately $13,000 at September 30, 2000 as compared to approximately $69,000 at December 31, 1999. The increase was due to approximately $556,000 of cash used in operating activities and approximately $721,000 of cash provided by investing activities, partially offset by approximately $221,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from escrow funds maintained by the mortgage lender slightly offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property and loan costs paid, slightly offset by loans from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2000, is dependent on distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying properties.

As of September 30, 2000, the Partnership owed the General Partner approximately $1,540,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during the nine months ended September 30, 2000. As of September 30, 2000, the Partnership owed the General Partner approximately $630,000 plus accrued interest of approximately $1,102,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On July 17, 2000, the General Partner foreclosed on Trinity Apartments, a rental property wholly-owned by the Partnership. At such time, the Partnership owed working capital advances owed to the General Partner of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. The property generated substantial losses from operations which resulted in the accumulation of significant accounts payable and accrued expenses and necessitated significant funding from the General Partner in prior years. During the third quarter of 2000, the Partnership recorded a capital contribution by the General Partner due to the foreclosure of approximately $4,060,000.

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

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized a net loss of approximately $174,000 for the nine months ended September 30, 2000 compared to a net loss of approximately $48,000 for the nine months ended September 30, 1999. Excluding the operations of Trinity Apartments, the Partnership had net losses of approximately $290,000 and $192,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net loss is due to increased general and administrative expenses and increased interest expense. General and administrative expenses increased due to increased professional fees associated with the administration of the Partnership. Interest expense increased due to an increase in the interest accrued on the loans due to the General Partner. The Partnership did not recognize approximately $2,143,000 of its allocated share of losses from the four Local Limited Partnerships for the nine months ended September 30, 2000, as the Partnership's net carrying basis in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $1,223,000 between the periods, primarily due to increases in operating expenses, interest expense on deferred acquisition notes and decreases in rental revenue.


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