Form 10KSB
period 2000-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2001-04-16
CIK 780149

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from ____________ to ____________

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

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securties registered under Section 12(g) of the Exchange Act:

                        15,394 Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $2,134,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

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

Item 1.     Business

National Housing Partnership Realty Fund IV, a Maryland Limited Partnership (the "Partnership" or the "Registrant"), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 8, 1986. On January 15, 1986, the Partnership commenced offering 35,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The "Offering" was terminated on October 14, 1986 with subscriptions for 15,414 limited partnership interests.

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

The Partnership's business is to hold limited partnership interests in four limited partnerships ("Local Limited Partnerships") which, in turn, each own and operate a multi-family rental housing property ("Properties"). All of these Properties receive one or more forms of assistance from the Federal Government.

The Partnership acquired the interests in the Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments which was foreclosed upon on July 17, 2000 by the General Partner. With respect to the Local Limited Partnerships, NHP is the general partner of each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The following is a schedule of the Properties owned directly by the Local Limited Partnerships in which the Partnership is a limited partner:

                        SCHEDULE OF PROPERTIES OWNED BY THE
          LOCAL LIMITED PARTNERSHIPS IN WHICH NATIONAL HOUSING PARTNERSHIP
                        REALTY FUND IV HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                        Financed,Insured   for Rental    for the Year Ended
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (C)     2000     1999

Capital Park                     316          (A)              304          100%      99%
  Columbus, Ohio (Capital Park
    Limited Partnership)

Kennedy Homes                    172          (B)              172           94%      89%
  Gainesville, Florida
  (Kennedy Homes Limited
    Partnership)

Loring Towers Apartments         208          (A)              187           95%      98%
  Minneapolis, Minnesota
  (Loring Towers Apartments)

Royal Towers                     233          (A)               --          (D)       74%
  Kansas City, Missouri
  (Royal Towers Limited
    Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.

(C) Section 8 of Title II of the Housing and Community Development Act of 1974.

(D) Control of this property was transferred to HUD in January 2000. The General Partner does not have the information to calculate a comparable occupancy percentage.

Ownership Percentages

The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership. All interests in the Local Limited Partnerships are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships and Trinity Apartments as of December 31, 2000.

                               NHP Realty Original
                             Fund IV         Cost of                        Notes Payable
                           Percentage       Ownership        Mortgage        and Accrued
Partnership                 Ownership       Interest          Notes           Interest
                                         (in thousands)   (in thousands)   (in thousands)
Capital Park Limited
  Partnership                  99%           $1,985           $3,290           $7,014
Kennedy Homes Limited
  Partnership                  99%            1,114              807            5,170
Loring Towers
 Apartments                    99%            1,476            2,203            7,368
  Limited Partnership
Royal Towers Limited
  Partnership (1)              99%            1,164            2,300            6,838

(1)   See "Item 7. Financial Statements - Note 3".

Although each Local Limited Partnership, in which the Partnership has invested, owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Local Limited Partnerships' Properties from market competition.

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

The Federal Housing Administration (FHA) has contracted with three of the four subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one year renewal options.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 663 units, 71 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2001                  663                  100%                  71%

All of the units (663 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2001. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers elected to renew the contract without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies. Kennedy Homes elected to enter HUD's Mark-to-Market program, which could potentially restructure their existing debt and/or HAP contracts to support market based rents. Extensions of the existing contract have been granted until the Office of Multifamily Housing Assistance Restructuring (OMHAR) has approved the restructuring. Capital Park's contracts expired during 2000. HUD combined certain of the expired contracts into one contract and renewed the contracts. OMHAR approved the Partnership for the OMHAR - lite program. Royal Towers transferred control of its units to HUD under a Mortgagee-In-Possession Arrangement in January of 2000 and no longer receives rent subsidy payments.

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties. In the event of instances of unsatisfactory performances or regulatory violations, the HUD office with jurisdiction over the applicable property has the authority to enter a "flag" into the computerized 2530 Clearance system. If one or more flags have been entered, a decision whether to grant 2530 Clearance is then subject to review by HUD's Multifamily Participation Review Committee in Washington, D.C. (the 2530 Committee). As a result of certain mortgage defaults and unsatisfactory ratings received by NHP Incorporated in years prior to its acquisition by AIMCO in December 1997, HUD believes that the 2530 Committee must review any application for 2530 Clearance filed by AIMCO. On December 18, 1998, AIMCO received approval of approximately fifty 2530 applications and had no unresolved flags in the 2530 system as of December 31, 1998. As a result of HUD's review of 2530 applications during 1999 two unresolved flags existed at December 31, 1999. Subsequent to December 31, 1999, one of these flags was resolved and the other is currently being addressed.

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

Environmental

Various Federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances if potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

In October 1997, NHP received a subpoena from the Inspector General ("IG") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

                                     PART II

Item 5.  Market  for  the   Registrant's   Partnership   Interests  and  Related
         Partnership Matters

(a) Interests in the Partnership were sold through a public offering. There is no established market for resale of interests in the Partnership. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

(b) As of December 31, 2000, there were 1,139 registered holders of 15,394 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1"). In 1999, the number of Limited Partnership Units decreased by 20 units due to Limited Partners abandoning his or her units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment.

(c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2000.

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

The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state, or local government or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Net cash used in operations for the year ended December 31, 2000, was approximately $677,000 as compared to net cash provided by operations of approximately $688,000 in 1999. The decrease in net cash provided by operations from 1999 to 2000, resulted from the foreclosure of Trinity Apartments on July 17, 2000 (see below).

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling approximately $19,000 and $69,000 were received from one and two Local Limited Partnerships, respectively, during the years ended December 31, 2000 and 1999. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to approximately $22,000 at December 31, 2000 as compared to approximately $69,000 at December 31, 1999. The decrease of approximately $47,000 is due to approximately $677,000 of cash used in operating activities and approximately $91,000 of cash used in financing activities partially offset by approximately $721,000 of cash provided by investing activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering Trinity Apartments and loan costs paid, partially offset by loans from the General Partner. Cash provided by investing activities consisted of net withdrawals from escrow funds maintained by the mortgage lender slightly offset by property improvements and replacements. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2000, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying Properties.

As of December 31, 2000, the Partnership owed the General Partner approximately $1,569,000 for administrative and reporting services performed. Working capital advances of approximately $137,000 occurred between the Partnership and the General Partner during the year ended December 31, 2000. In addition, as of December 31, 2000, the Partnership owed the General Partner approximately $759,000 plus accrued interest of approximately $1,152,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On July 17, 2000, the General Partner exercised its remedies under its loan documents and foreclosed on Trinity Apartments, a rental property wholly-owned by the Partnership. At such time, the Partnership owed working capital advances to the General Partner of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. The property generated substantial losses from operations which resulted in the accumulation of significant accounts payable and accrued expenses and necessitated significant funding from the General Partner in prior years. During the year ended December 31, 2000, the Partnership recorded a capital contribution by the General Partner due to the foreclosure of approximately $4,060,000.

During the year ended December 31, 2000, affiliates of the General Partner advanced approximately $274,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments were made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2000 and 1999. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of December 31, 2000. Future advances will be charged to operations; likewise, future repayments will be credited to operations.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to the weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes are due February 28, 2001 for Capital Park, Kennedy Homes and Loring Towers Apartments and March 27, 2001 for Royal Towers. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present from is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and transferred control of all of the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

Results of Operations

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments through July 17, 2000. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2000 and 1999, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized a net loss of approximately $346,000 for the year ended December 31, 2000 compared to a net loss of approximately $320,000 for the year ended December 31, 1999. Excluding the operations of Trinity Apartments, the Partnership had net losses of approximately $383,000 and $245,000 for the years ended December 31, 2000 and 1999, respectively. The increase in net loss is due to increased operating expenses, decreased distributions received in excess of investment and increased interest expense. Operating expenses increased due to increased professional fees associated with the administration of the Partnership. Distributions received in excess of investment decreased due to decreased excess cash available for distribution from the Local Limited Partnerships. Interest expense increased due to an increase in the interest accrued on the loans due to the General Partner.

The Partnership did not recognize approximately $3,043,000 of its allocated share of losses from the four Local Limited Partnerships in 2000, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years (see Note 3 to the Partnership's financial statements). The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $646,000 between years. The decrease was primarily due to an impairment loss on rental property of approximately $2,100,000 for Royal Towers recognized in 1999. There were no such impairment losses recorded in 2000. Additionally there was a decrease in total expenses partially offset by a decrease in total revenues.

Item 7.     Financial Statements and Supplementary Data

The financial statements and supplementary schedule of the Partnership are included on pages 10 through 30 of this report.

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2000, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable will expire in 2001. If the Local Limited Partnership's notes payable are not repaid in full or the due dates extended, the notes would be in default. Also, as discussed in Note 3, one of the Local Limited Partnerships has transferred control of its property to HUD under a Mortgage-In-Possession arrangement. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                            /s/ERNST & YOUNG LLP


Indianapolis, Indiana
March 14, 2001

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                          (in thousands, except unit data)

                                December 31, 2000



                                     ASSETS
Cash and cash equivalents                                              $ 22
                                                                       $ 22


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Administrative and reporting fee payable to General
   Partner (Note 4)                                                  $ 1,569
  Due to General Partner (Note 4)                                        759
  Accrued interest on partner loans (Note 4)                           1,152
  Other accrued expenses                                                   2
                                                                       3,482
Partners' capital (deficit):
  General Partner - The National Housing Partnership
   (NHP)                                                               3,856
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                      (209)
  Other Limited Partners - 15,394 investment units                    (7,107)
                                                                      (3,460)
                                                                        $ 22

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)

                                                            Years Ended December 31,
                                                               2000          1999
RENTAL REVENUES:
  Rental income                                               $ 2,089       $ 3,629
  Other rental revenue                                             45            79
                                                                2,134         3,708
RENTAL EXPENSES:
  Interest                                                        309           593
  Renting and administrative                                      235           150
  Operating and maintenance                                       346           467
  Management and other services from related party
   (Note 4)                                                        --           186
  Salaries and related benefits to related party
   (Note 4)                                                        --           325
  Depreciation and amortization                                   328           604
  Taxes and insurance                                             355           499
                                                                1,573         2,824
PROFIT FROM RENTAL OPERATIONS                                     561           884

COSTS AND EXPENSES:
  Interest on partner loans (Note 4)                              629         1,122
  Administrative and reporting fees to General Partner
   (Note 4)                                                       116           116
  Other operating expenses                                        184            55
                                                                  929         1,293
OTHER INCOME:
  Interest income                                                   3            20
  Distributions received in excess of investment in
   Local Limited Partnerships (Note 3)                             19            69
                                                                   22            89

NET LOSS                                                      $ (346)       $ (320)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (3)         $ (3)
  Original Limited Partner - 1133 Fifteenth Street Four
   Associates                                                      (3)           (3)
  Other Limited Partners - 15,394 investment units               (340)         (314)
                                                              $ (346)       $ (320)

Net loss per limited partnership interest                     $(22.02)      $(20.37)

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                     STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                          (in thousands, except unit data)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership   Street Four     Limited
                                      (NHP)       Associates     Partners        Total

Deficit at December 31, 1998          $ (198)       $ (203)      $(6,453)       $(6,854)

Net loss                                  (3)           (3)         (314)          (320)

Deficit at December 31, 1999          $ (201)       $ (206)      $(6,767)       $(7,174)

General Partner capital
  contributions (Note 2)               4,060            --            --          4,060

Net loss                                  (3)           (3)         (340)          (346)

Capital (deficit) at
  December 31, 2000                  $ 3,856        $ (209)      $(7,107)       $(3,460)

Percentage interest at
  December 31, 2000                      1%              1%           98%          100%
                                         (A)            (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 15,394 investment units at December 31, 2000 and 1999.

      During 1999, 20 units were abandoned (Note 8)

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                                 Years Ended December 31,
                                                                   2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rent collections                                                $ 2,141        $ 3,625
  Interest received                                                     3             20
  Other income                                                         45             32
  Distributions received in excess of investment in
   Local Limited Partnerships                                          19             69
                                                                    2,208          3,746
  Expenses:
   Operating expenses paid, including rental expense               (2,298)        (1,921)
   Interest paid on loan from General Partner                        (278)          (544)
   Mortgage interest paid                                            (309)          (593)
                                                                   (2,885)        (3,058)
      Net cash (used in) provided by operating activities            (677)           688


CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements                                              (107)          (551)
  Net receipts from restricted escrows                                828            194
      Net cash provided by (used in) investing activities             721           (357)

Cash flows from FINANCING activities:
  Payments of principal on mortgage note                             (221)          (416)
  Loans from General Partner                                          137            349
  Principal payments on partner loans                                  --            (219)
  Loan costs paid                                                      (7)            --
      Net cash used in financing activities                           (91)          (286)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (47)            45

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         69             24

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   22           $ 69


                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS (continued)

                                   (in thousands)

                                                                 Years Ended December 31,
                                                                   2000            1999
RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED
  BY OPERATING ACTIVITIES:
   Net loss                                                       $ (346)         $ (320)
   Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
      Depreciation                                                    254            440
      Amortization of deferred finance costs                           74            164
      Changes in operating assets and liabilities:
        Accounts receivable                                           (30)           (49)
        Prepaid insurance, taxes and security deposits                (64)           (19)
        Administrative and reporting fee payable to
         General Partner                                              116            116
        Accrued partnership administrative fee payable to
         General Partner                                                5              7
        Accounts payable and accrued expenses from rental
         operations                                                  (375)          (198)
        Other accrued expenses                                        (33)           (31)
        Accrued interest on partner loans                            (278)           578
         Total adjustments                                           (331)         1,008

           Net cash (used in) provided by operating
            activities                                               (677)           688

Supplemental disclosures of Non-Cash Activities Foreclosure:
During the third quarter of 2000, Trinity Apartments was foreclosed upon by the General Partner and was treated as a capital contribution by the General
Partner. In connection with this foreclosure, the following accounts were adjusted by the non cash amounts noted below:

                                                                    2000
     Accounts receivable                                           $  (82)
     Prepaid insurance, taxes and tenant security deposits            (79)
     Investment properties                                        (13,356)
     Other assets                                                  (1,161)
     Accounts payable                                                  (2)
     Due to General Partner                                         8,083
     Accrued interest on due to General Partner                     1,590
     Mortgage note payable                                          8,595
     Other liabilities                                                472
     General Partner capital contribution                         $ 4,060

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


(1)   SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon on July 17, 2000 (see Note 2).

Significant Accounting Policies

The financial statements of the Partnership are prepared on the accrual basis of accounting. Public offering costs were recorded as a direct reduction to the capital accounts of the limited partners. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in Trinity or the Local Limited Partnerships. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed. Deferred finance costs were amortized over the appropriate loan period on a straight-line basis.

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

Depreciation of the buildings and improvements was computed using the straight-line method, assuming a 50 year life from the date of initial occupancy and depreciation of equipment was calculated using accelerated methods over estimated useful lives of 5 to 27 years.

The Partnership recognized rental revenue in the month earned in accordance with signed resident tenant lease agreements.

The financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Trinity, which was foreclosed upon on July 17, 2000 by the General Partner. All significant intercompany transactions have been eliminated.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

Segment Reporting
SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(2)   FORECLOSURE OF TRINITY APARTMENTS

On July 17, 2000, the General Partner exercised its remedies under the loan documents and foreclosed on Trinity Apartments, a rental property wholly-owned by the Partnership. At such time, the Partnership owed working capital advances owed to the General Partner of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. The property generated substantial losses from operations which resulted in the accumulation of significant accounts payable and accrued expenses and necessitated significant funding from the General Partner in prior years. During the year ended December 31, 2000, the Partnership recorded a capital contribution by the General Partner due to the foreclosure of approximately $4,060,000.

(3)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. These investments are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As a result, during 2000, and 1999, the Partnership did not recognize approximately $3,043,000 and $3,690,000, respectively, of its allocated share of losses from four Local Limited Partnerships. As of December 31, 2000 and 1999, the Partnership had not recognized approximately $22,573,000 and $19,530,000, respectively, of its cumulative allocated share of losses from all four of the Local Limited Partnerships.

During the year ended December 31, 2000, affiliates of the General Partner advanced approximately $274,000 to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2000 and 1999. As of December 31, 2000 and 1999, $12,200 was owed by one
Local Limited Partnership to the Partnership. During 1993, the Partnership reevaluated the timing of the collectibility of these advances and determined, based on the Local Limited Partnerships' operations, that such advances were not likely to be collected; therefore, the Partnership treated the advance balance as additional investments. Due to the cumulative losses incurred but not recognized on the investments, the balance was then reduced to zero, with the corresponding charge to operations, shown as "Share of Losses in Local Limited Partnerships" in the Statement of Operations. To the extent these advances are repaid by the Local Limited Partnerships in the future, operations will be credited upon repayment.

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2000 and the combined results of operations for the years ended December 31, 2000 and 1999 are as follows:


                      CONDENSED COMBINED FINANCIAL POSITION
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                December 31, 2000
Assets:
  Land                                                                $ 976
  Buildings and improvements, net of accumulated
   depreciation of $7,067                                             10,886
  Other assets                                                         2,882
                                                                    $ 14,744
Liabilities and Partners' Deficit:
Liabilities:
  Mortgage notes payable                                             $ 8,600
  Notes payable                                                        7,175
  Accrued interest on notes payable                                   19,215
  Other liabilities                                                    2,995
                                                                      37,985
Partners' Deficit:
  National Housing Partnership Realty Fund IV                        (22,948)
  The National Housing Partnership                                      (293)
                                                                     (23,241)
                                                                    $ 14,744


                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                        Years Ended December 31,
                                                          2000             1999

Revenue                                                  $ 4,680        $ 5,038

Expenses:
  Operating expenses                                       4,620          3,747
  Financial expenses - primarily interest                     86            118
  Interest on notes payable                                2,195          2,053
  Depreciation and amortization                              853            746
  Impairment loss on rental property                          --          2,100
     Total expenses                                        7,754          8,764

Net loss                                                 $(3,074)       $(3,726)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All four projects received rental assistance from HUD. During the year ended December 31, 2000 and 1999 the projects received a total of approximately $2,745,000 and $3,316,000, respectively of rental assistance from HUD. The decrease in rental assistance was due to the transfer of control of Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. This property ceased receiving rental assistance payments at that time.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 663 units, 71 percent of the total units owned by the properties in which the Partnership has invested receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2001                  663                  100%                  71%

All of the units (663 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2001. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers elected to renew the contract without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies. Kennedy Homes elected to enter HUD's Mark- to-Market program, which could potentially restructure their existing debt and/or HAP contracts to support market based rents. Extensions of the existing contract have been granted until the Office of Multifamily Housing Assistance Restructuring (OMHAR) has approved the restructuring. Capital Park's contracts expired during 2000. HUD combined certain of the expired contracts into one contract and renewed the contracts. OMHAR approved the Partnership for the OMHAR - lite program.

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

These notes mature as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Capital Park Limited Partnership           02/28/2001*    $ 1,900         $ 5,114

Kennedy Homes Limited Partnership          02/28/2001*      1,402           3,768

Loring Towers Apartments Limited
  Partnership                              02/28/2001*      2,000           5,368

Royal Towers Limited Partnership           03/27/2001*      1,873           4,965

      Total Due 2001                                      $ 7,175         $19,215

*     Notes are in default.

SFAS No.  121  "Accounting  For The  Impairment  Of  Long-Lived  Assets  And For
Long-Lived Assets To Be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 1999, Royal Towers Limited Partnership recognized an impairment loss on its rental property in the amount of $2,100,000.

Additionally, regardless of whether the impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

Royal Towers Limited Partnership had experienced cash flow difficulties in meeting its current obligations and transferred control of all of the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

(4)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $116,000 in 2000 and 1999. No payments for these fees were made during 2000 or 1999. The balance owed to the General Partner at December 31, 2000 was approximately $1,569,000.

During 2000 and 1999, the General Partner made working capital advances of approximately $137,000 and $349,000, respectively, to the Partnership. During 1999, the Partnership repaid advances of approximately $219,000 to the General Partner. No working capital repayments were made during the year ended December 31, 2000. The balance owed to the General Partner and affiliates of the General Partner at December 31, 2000 was approximately $759,000 and is payable on demand. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. During 2000 and 1999, interest of approximately $629,000 and $1,122,000, respectively was accrued and expensed. During 1999, interest of approximately $544,000 was repaid to the General Partner and affiliates of the General Partner. During 2000, interest of approximately $278,000 was repaid by Trinity Apartments. On July 17, 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately
$8,083,000 as well as the remaining accrued interest on these advances of approximately $1,590,000. The interest balance owed to the General Partner and affiliates of the General Partner at December 31, 2000 was approximately $1,152,000. Additionally, annual partnership administrative fees of approximately $5,000 and $8,000 were accrued by Trinity Apartments during 2000 and 1999, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 2000 or 1999.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited
Partnerships, except for Royal Towers Limited Partnership which changed management agents on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP approximately $400,000 to secure the rights to manage Trinity for the three years ending March 31, 1999. NHPMC and other affiliates of NCHP earned approximately $393,000, and $372,000 from the Local Limited Partnerships during 2000 and 1999, respectively, and approximately $186,000 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1999.

Personnel working at the project sites, which are managed by NHPMC are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $600,000 and $638,000, respectively, from the Local Limited Partnerships and approximately $325,000 from Trinity for the year ended December 31, 1999.

(5)   INCOME TAXES

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

A reconciliation follows:

                                               Years Ended December 31,
                                                   2000         1999
                                                    (in thousands)

Net loss per financial statements                 $ (346)      $ (320)
Add (deduct):
  Depreciation                                     7,383         (792)
  General and administrative expense               5,822           --
  Buildings and land                              (2,000)          --
  Deferred finance fees                           (1,247)          --
  Interest on partner loans                          258          487
  Other                                               85          206
  Partnership's share of Local Limited
    Partnership's losses                          (1,804)      (2,490)

Net income (loss) per tax return                 $ 8,151      $(2,909)

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (in thousands):

                                                    December 21, 2000

Net deficit as reported                                  $ (3,460)
Add (deduct):
  Investment in Partnerships                              (23,942)
  Contributions                                            (4,060)
  Other                                                      (112)
  Deferred finance cost                                    (1,117)
  Partner loans                                               858
  Accrued administration and reporting fee                    347
  Accrued interest                                          1,367
  General and administrative expense                        5,822

Net deficit - federal tax basis                          $(24,297)

(6) ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

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

      Third, to the General Partner to repay any unpaid operating guarantee loans made to the Property sold or refinanced;

      Fourth, to the Limited Partners until the Limited Partners have received a return of their capital contribution to the Partnership allocable to the Property sold or refinanced after deduction for prior cash distributions from sales or refinancing, but without deduction for prior cash distribution from operations;

      Fifth, to the General Partner to repay any unpaid operating guarantee loans made to Properties other than the Property sold or refinanced;

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

(7) REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED


                                                                            Cost
                                                                       Capitalized
                                             Initial Cost               (Removed)
                                           To Local Limited             Subsequent
                                              Partnership             to Acquisition
                                            (in thousands)            (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Capital Park Limited
  Partnership                   (1)       $ 110      $ 7,634      $ 2,368        $   --

Kennedy Homes Limited
  Partnership                   (1)         150        3,131        1,923            --

Loring Towers Apartments
  Limited Partnership           (1)         290        5,876          842        (4,361)

Royal Towers Limited
  Partnership                   (1)         360        5,453        1,218        (6,065)

  Totals                                  $ 910      $22,094      $ 6,351      $(10,426)


                        Gross Amount At Which Carried
                            At December 31, 2000
                               (in thousands)

                                    Buildings
                                     And
                                   Related
                                   Personal            Accumulated    Date of     Date   Depreciable
      Description          Land    Property Total(2)  Depreciation  ConstructionAcquired Life-Years
                                               (3)         (3)
Capital Park Limited
  Partnership             $ 186    $ 9,926   $10,112     $ 3,857       1969       3/86     5-50

Kennedy Homes Limited
  Partnership               275      4,929     5,204       2,052       1968       3/86     5-50

Loring           Towers
Apartments
  Limited Partnership       309      2,338     2,647         651       1970       3/86     5-50

Royal Towers Limited
  Partnership               206        760       966         507       1973       4/86     5-50

  Totals                  $ 976    $17,953   $18,929     $ 7,067

      1.    Schedule of Encumbrances (in thousands)

                                                                Notes
                                                              Payable and
                                                  Mortgage      Accrued
Partnership Name                                    Notes       Interest      Total

Capital Park Limited Partnership                   $ 3,290      $ 7,014      $10,304
Kennedy Homes Limited Partnership                      807        5,170        5,977
Loring Towers Apartments Limited Partnership         2,203        7,368        9,571
Royal Towers Limited Partnership                     2,300        6,838        9,138

  Total                                            $ 8,600      $26,390      $34,990

      2. The aggregate cost of land for Federal income tax purposes is approximately $758,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $28,137,000. The total of the above-mentioned items is approximately $28,895,000.


      3.    Reconciliation of real estate

                                                  Years Ended December 31,
                                                     2000         1999

Balance at beginning of period                     $ 37,381     $ 38,879
Improvements during the period                          633        1,009
Impairment loss on rental property                       --       (2,507)
Transfer at foreclosure                             (19,085)          --
Balance at end of period                           $ 18,929     $ 37,381

            Reconciliation of accumulated depreciation

                                                     2000         1999

Balance at beginning of period                     $11,713       $10,935
Depreciation expense for the period                  1,083         1,185
Decrease due to impairment losses on rental
  property                                              --          (407)
Transfer at foreclosure                             (5,729)           --
Balance at end of period                           $ 7,067       $11,713

(8)   Abandonment of Limited Partnership Units

In 1999, the number of Limited Partnership Units decreased by 20 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2000.

(9)   GOING CONCERN

Certain of the Local Limited Partnership's notes payable are due February 28, 2001 or March 27, 2001 (see Note 3). Continuation of the Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, or repay or refinance the notes. Also, one of the Local Limited Partnerships has transferred control of its property to HUD under a Mortgage-In-Possession arrangement (see Note 3). The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(10)  LEGAL PROCEEDINGS

In October 1997, NHP received a subpoena from the Inspector General ("IG") requesting documents relating to any agreement whereby NHP or any of its affiliates provides or has provided compensation to owners (or their affiliates) of HUD-assisted properties in connection with management of a HUD-assisted property (the "Transactions"). Documents were produced which may have been responsive to the HUD subpoena and submitted to the HUD Inspector General in 1998.

In July 1999, NHP received a grand jury subpoena requesting documents relating to the same subject matter as the HUD IG subpoenas and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. To date, neither the HUD IG nor the grand jury has initiated any action against NHP, the ultimate controlling entity of NHP or, to NHP's or AIMCO's knowledge, any owner of a HUD property managed by NHP. AIMCO believes that NHP's operations and programs are in compliance, in all material respects, with all laws, rules and regulations relating to HUD-assisted or HUD-insured properties. NHP and AIMCO are cooperating with investigations and does not believe that the investigations will result in a material adverse impact on its operations. However, as with any similar investigation, there can be no assurance that these will not result in material fines, penalties or other costs.

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

Lance J. Graber (age 39) was appointed Executive Vice President - Acquisitions of NCHP and AIMCO in October 1999. His principal business function is acquisitions. Prior to joining AIMCO, Mr. Graber was an Associate from 1991 through 1992 and then a Vice President from 1992 through 1994 at Credit Suisse First Boston engaged in real estate financial advisory services and principal investing. He was a Director there from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties. Mr. Graber received a B.S. and an M.B.A. from the Wharton School of the University of Pennsylvania.

Patrick J. Foye (age 43) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 39). See "Directors of NCHP."

Patrick J. Foye (age 43). See "Directors of NCHP."

Steven D. Ira (age 49) has served as Executive Vice President of NCHP since 1997 and of AIMCO since 1994. From 1987 until July 1994, he served as President of Property Asset Management ("PAM"). Prior to merging his firm with PAM in 1987, Mr. Ira acquired extensive experience in property management. Between 1977 and 1981 he supervised the property management of over 3,000 apartment and mobile home units in Colorado, Michigan, Pennsylvania and Florida, and in 1981 he joined with others to form the property management firm of McDermott, Stein and Ira. Mr. Ira served for several years on the National Apartment Manager Accreditation Board and is a former president of the National Apartment Association and the Colorado Apartment Association. Mr. Ira is the sixth individual elected to the Hall of Fame of the National Apartment Association in its 54-year history. He holds a Certified Apartment Property Supervisor (CAPS) and a Certified Apartment Manager designation from the National Apartment Association, a Certified Property Manager (CPM) designation from the National Institute of Real Estate Management (IREM) and he is a member of the Boards of Directors of the National Multi-Housing Council, the National Apartment Association and the Apartment Association of Metro Denver. Mr. Ira received a B.S. from Metropolitan State College in 1975.

Joel F. Bonder (age 52) was appointed Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997. Prior to joining the Company, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until December 1997. Mr. Bonder served as Vice President and Deputy General Counsel of NHP from June 1991 to March 1994 and as Associate General Counsel of NHP Incorporated from 1986 to 1991. From 1983 to 1985, Mr. Bonder practiced with the Washington, D.C. law firm of Lane & Edson, P.C. and from 1979 to 1983 practiced with the Chicago law firm of Ross and Hardines. Mr. Bonder received a B.A. from the University of Rochester and a J.D. from Washington University School of Law.

Paul J. McAuliffe (age 44) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining the Company, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp and prior to that time had been a Managing Director of Smith Barney, Inc. from 1993 to 1996, where he was senior member of the underwriting team that lead AIMCO's initial public offering in 1994. Mr. McAuliffe was also a Managing Director and head of the real estate group at CS First Boston from 1990 to 1993 and he was a Principal in the real estate group at Morgan Stanley & Co., Inc. where he worked from 1983 to 1990. Mr. McAuliffe received a B.A. from Columbia College and an M.B.A. from University of Virginia, Darden School.

Martha L. Long (age 41) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. Martha L. Long has been Senior Vice President and
Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO.

(d) There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$39,000  and  non-audit  services  (principally  tax-related)  of  approximately
$6,000.

Item 10.    Executive Compensation

National Housing Partnership Realty Fund IV has no officers or directors. No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11.    Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Four Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2000.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,847               12.00%
  (affiliates of the General Partner)

The  business  address of AIMCO is 2000 South  Colorado  Boulevard,  Denver,  CO
80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner of approximately $116,000 in 2000 and 1999. No payments for these fees were made during 2000 or 1999. The balance owed to the General Partner at December 31, 2000 was approximately $1,569,000.

During 2000 and 1999, the General Partner made working capital advances of approximately $137,000 and $349,000, respectively, to the Partnership. During 1999, the Partnership repaid advances of approximately $219,000 to the General Partner. No working capital repayments were made during the year ended December 31, 2000. The balance owed to the General Partner and affiliates of the General Partner at December 31, 2000 was approximately $759,000 and is payable on demand. Interest is charged at the Chase Manhattan Bank rate of prime plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. During 2000 and 1999, interest of approximately $629,000 and $1,122,000, respectively was accrued and expensed. During 1999, interest of approximately $544,000 was repaid to the General Partner and affiliates of the General Partner. During 2000, interest of approximately $278,000 was repaid by Trinity Apartments. On July 17, 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately
$8,083,000 as well as the remaining accrued interest on these advances of approximately $1,590,000. The interest balance owed to the General Partner and affiliates of the General Partner at December 31, 2000 was approximately $1,152,000. Additionally, annual partnership administrative fees of approximately $5,000 and $8,000 were accrued by Trinity Apartments during 2000 and 1999, respectively. These fees are payable to the General Partner without interest from cash available for distribution to partners. No payments for these fees were made during 2000 or 1999.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited
Partnerships, except for Royal Towers Limited Partnership which changed management agents on November 1, 1996. In 1996, NHPI, which at that time owned 100% of NHPMC, paid an affiliate of NHP approximately $400,000 to secure the rights to manage Trinity for the three years ending March 31, 1999. NHPMC and other affiliates of NCHP earned approximately $393,000, and $372,000 from the Local Limited Partnerships during 2000 and 1999, respectively, and approximately $186,000 from Trinity for management fees and other services provided to the Local Limited Partnerships during 1999.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits of such employees. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $600,000 and $638,000, respectively, from the Local Limited Partnerships and approximately $325,000 from Trinity for the year ended December 31, 1999.

                                     PART IV

Item 13.    Exhibits Reports on Form 8-K

      (a)   Exhibits

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller


                                    Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Patrick J. Foye                        Date:
Patrick J. Foye
President


/s/Martha L. Long                         Date:
Martha L. Long
Senior Vice President and
Controller

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

Independent Auditors' Report


To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 2000, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited
Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable will expire in 2001. If the Local Limited Partnership's notes payable are not repaid in full or the due dates extended, the notes would be in default. Also, as discussed in Note 10, one of the Local Limited Partnership's has transferred control of its property to HUD under a Mortgagee-In-Possession arrangement. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments that might result in the outcome of these uncertainties.



                                                            /s/Ernst & Young LLP
Indianapolis, Indiana
March 14, 2001

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF FINANCIAL POSITION

                                   (in thousands)

                                December 31, 2000



                                     ASSETS
Cash and cash equivalents                                           $   466
Accounts receivable, net (Note 2)                                       449
Tenants' security deposits held in trust funds                          109
Prepaid taxes and insurance                                              49
Other assets                                                             18
Mortgage escrow deposits and other reserves (Note 5)                  1,791
Rental property, net (Notes 4 and 5)                                 11,862
                                                                   $ 14,744


                        LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and other accrued liabilities                   $ 1,217
  Due to partners (Note 7)                                              623
  Advances by HUD (Note 10)                                           1,005
  Accrued interest on partner loans                                      47
                                                                      2,892
Tenant security deposits payable                                        103
Notes payable (Note 6)                                                7,175
Accrued interest on notes payable (Note 6)                           19,215
Mortgage notes payable (Note 5)                                       8,600
Partners' deficit                                                   (23,241)
                                                                   $ 14,744

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                   (in thousands)



                                                              Years Ended December 31,
                                                                  2000         1999
REVENUE:
  Rental income (Note 3)                                        $ 4,407      $ 4,655
  Interest income                                                    84           72
  Other income                                                      189          311
                                                                  4,680        5,038

EXPENSES:
  Administrative expenses                                           503          476
  Utilities and operating expenses                                2,577        1,696
  Management and other services from related party (Note 9)         393          372
  Salaries and related benefits to related party (Note 9)           600          638
  Depreciation and amortization                                     853          746
  Taxes and insurance                                               525          535
  Financial expenses - primarily interest (Note 5)                   86          118
  Interest on notes payable (Note 6)                              2,195        2,053
  Annual partnership administrative fees to General Partner
    (Note 7)                                                         22           30
  Impairment loss on rental property (Note 11)                       --        2,100
                                                                  7,754        8,764
NET LOSS                                                        $(3,074)     $(3,726)

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                    COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                   (in thousands)


                                    National
                                      Housing           The
                                    Partnership      National
                                    Realty Fund       Housing
                                        IV          Partnership       Total

Deficit at January 1, 1999           $(16,128)        $ (224)        $(16,352)

Distributions                             (69)             (1)            (70)

Net loss                               (3,689)            (37)         (3,726)

Deficit at December 31, 1999          (19,886)           (262)        (20,148)

Distributions                             (19)             --             (19)

Net loss                               (3,043)            (31)         (3,074)

Deficit at December 31, 2000         $(22,948)        $ (293)        $(23,241)

Percentage interest at
  December 31, 2000                     (A)             (B)

(A) Holds a 99% limited partnership interest in four Local Limited Partnerships.

(B) Holds a 1% general partnership interest in four Local Limited Partnerships.

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                   Years Ended December 31,
                                                                     2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                                 $ 4,320         $ 4,649
   Interest receipts                                                    87              72
   Other operating receipts                                             57             218
   Insurance escrow proceeds                                            --              85
   Interest reduction subsidy                                           51              --
   Entity receipts:
     Interest receipt                                                   --               1
            Total receipts                                           4,515           5,025

  Disbursements:
   Administrative                                                     (285)           (321)
   Management fees                                                    (358)           (413)
   Utilities                                                          (843)           (758)
   Salaries and wages                                               (1,157)           (895)
   Operating and maintenance                                        (1,248)           (875)
   Real estate taxes                                                  (223)           (345)
   Property insurance                                                  (85)            (93)
   Miscellaneous taxes and insurance                                  (197)           (143)
   Tenant security deposits                                              2              (6)
   Service expenses                                                     --             (37)
   Other operating disbursements                                        (6)           (125)
   Interest on mortgage                                                (51)            (59)
   Mortgage insurance premium                                          (32)            (44)
   Miscellaneous financial expenses                                     (3)             (4)
   Entity disbursements:
     Miscellaneous disbursements                                        (3)             (1)
            Total disbursements                                     (4,489)         (4,119)

Net cash provided by operating activities                               26             906

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in mortgage escrow deposits and other reserves           (706)            403
  Net purchase of fixed assets                                        (526)           (708)
  Other investing                                                      (18)             --

Net cash used in investing activities                               (1,250)           (305)

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF CASH FLOWS (continued)

                                   (in thousands)



                                                                Years Ended December 31,
                                                                  2000            1999
Cash flows from FINANCING activities:
  Mortgage principal payments                                    $ (365)         $ (429)
  Advances from HUD                                                1,005             --
  Proceeds from loans or notes payable                               274            300
  Distributions                                                      (19)           (70)

Net cash provided by (used in) financing activities                  895           (199)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (329)           402

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       795            393

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 466          $ 795

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
   Net loss                                                      $(3,074)       $(3,726)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                                  853            746
      Impairment loss on rental property                              --          2,100
      Changes in operating assets and liabilities:
        Tenant accounts receivables                                  (30)           (13)
        Accounts receivable - other                                  (86)          (216)
        Accounts receivable - HUD                                     21             (1)
        Prepaid expenses                                             (12)           (19)
        Cash restricted for tenants' security deposits                17            (13)
        Accounts payable trade                                        80           (124)
        Accrued liabilities                                           82            (17)
        Accrued interest notes payable                             2,199          2,053
        Tenant security deposits held in trust                       (15)             7
        Prepaid revenue                                              (32)             3
        Other reserves                                                --             85
        Entity liability accounts                                     23             41
            Total adjustments                                      3,100          4,632

Net cash provided by operating activities                         $ 26           $ 906

                   See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS


(1) SUMMARY OF PARTNERSHIP ORGANIZATION, BASIS OF COMBINATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

National  Housing   Partnership   Realty  Fund  IV  (the  "Partnership"  or  the
"Registrant") is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in "Local Limited Partnerships") existing multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). On February 21, 1986, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

During 1986, the Partnership acquired 99% Limited Partnership interests in four limited partnerships (the "Local Limited Partnerships") which were organized in 1986 to acquire and operate existing rental housing projects. The rental housing projects were originally organized under Sections 236 or 221(d)(3) of the National Housing Act. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements.

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

Basis of Combination

The combined financial statements include the accounts of the following four Local Limited Partnerships in which the Partnership holds a limited partnership interest:

      Capital Park Limited Partnership
      Kennedy Homes Limited Partnership
      Loring Towers Apartments Limited Partnership
      Royal Towers Limited Partnership (1)

(1)   Transferred control of property to HUD (see Note 10).


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

(2)   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                December 31, 2000
                                                 (in thousands)
Net tenant accounts receivable                        $ 45
Housing assistance receivable (see Note 3)              313
Other                                                    91

Net accounts receivable                               $ 449

(3)   HOUSING ASSISTANCE AGREEMENTS

The FHA had contracted with three of the four  subsidized  rental projects under
Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements were one or five years with one year renewal options.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 663 units, 71 percent of the total units owned by the properties in which the Partnership has invested receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2001                  663                  100%                  71%

All of the units (663 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2001. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers elected to renew the contract without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies. Kennedy Homes elected to enter HUD's Mark- to-Market program, which could potentially restructure their existing debt and/or HAP contracts to support market based rents. Extensions of the existing contract have been granted until the Office of Multifamily Housing Assistance Restructuring (OMHAR) has approved the restructuring. Capital Park's contracts expired during 2000. HUD combined certain of the expired contracts into one contract and renewed the contracts. OMHAR approved the Partnership for the OMHAR - lite program. Royal Towers transferred control of its units to HUD under a Mortgagee-In-Possession Arrangement in January of 2000 and no longer receives rent subsidy payments.

(4)   RENTAL PROPERTY

Rental property consists of the following:

                                               December 31, 2000
                                                (in thousands)
Land                                                 $ 976
Buildings and improvements                           16,386
Furniture and equipment                               1,567
                                                     18,929

Less accumulated depreciation                        (7,067)

Rental property, net                                $11,862

(5)   MORTGAGE NOTES PAYABLE

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

Approximate maturities of mortgage notes payable for the next five years and thereafter are as follows (in thousands):

          2001                 $ 500
          2002                   538
          2003                   580
          2004                   624
          2005                   668
       Thereafter              5,690
                              $8,600

(6)   NOTES PAYABLE

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

These notes mature as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Capital Park Limited Partnership           02/28/2001*    $ 1,900         $ 5,114

Kennedy Homes Limited Partnership          02/28/2001*      1,402           3,768

Loring Towers Apartments Limited
  Partnership                              02/28/2001*      2,000           5,368

Royal Towers Limited Partnership           03/27/2001*      1,873           4,965

      Total Due 2001                                      $ 7,175         $19,215

*     Notes are in default.

(7)   DUE TO PARTNERS

Annual partnership administration fees of approximately $22,000 and $30,000 were accrued for 2000 and 1999, respectively. These fees are payable to the General Partner without interest from surplus cash available for distribution to partners. The accumulated fees owed to the General Partner were approximately $185,000 at December 31, 2000.

During 1999, the General Partner advanced approximately $250,000 to one Local Limited Partnership to fund the Local Limited Partnership's entity expenses. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2000, was approximately $623,000. Interest is charged at a rate equal to the Chase Manhattan Bank prime interest rate plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000.

As of December 31, 2000 the Partnership had outstanding advances of $12,200 to one Local Limited Partnership. Interest is charged at the rate of Chase Manhattan prime plus 2%. Chase Manhattan Bank prime was 9.50% at December 31, 2000. The advance and interest will be paid in conformity with HUD and/or other regulatory requirements and applicable partnership agreements.

(8)   FEDERAL AND STATE INCOME TAXES

The Local Limited Partnerships are not taxed on their income. The partners are taxed in their individual capacities based upon their distributive share of the Local Limited Partnerships' taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with Section 704(b) of the Internal Revenue Code and, therefore, is not necessarily proportionate to the interest percentage owned.

(9)   RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited Partnerships, except for Royal Towers which changed management agents on November 1, 1996. NHPMC and other affiliates of NCHP earned approximately $393,000, and $372,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2000 and 1999, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2000 and 1999, were approximately $600,000, and $638,000, respectively.

(10)  CONTROL TRANSFERRED TO HUD

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all of the property used in the Royal Towers Apartments to HUD under a Mortgage-in-Possession Arrangement in January 2000. HUD has advanced $1,005,000 through December 31, 2000 as Mortgagee-In-Possession to fund cash flow deficits of Royal Towers. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

(11)  IMPAIRMENT LOSS ON RENTAL PROPERTY

The Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. During 1999, Royal Towers Limited Partnership recognized an impairment loss on its rental property in the amount of $2,100,000.

Additionally, regardless of whether an impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2000. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. For the notes payable and related accrued interest, a reasonable estimate of fair value could not be made without incurring excessive costs. The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

(13)  GOING CONCERN

Certain of the Local Limited Partnership's notes payable are due February 28, 2001 or March 27, 2001 (see Note 6). Continuation of the Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, or repay or refinance the notes. Also, one of the Local Limited Partnerships has transferred control of its property to HUD under a Mortgage-In-Possession arrangement (see Note 10). The financial statements do not include any adjustments which might result from the outcome of this uncertainty.