Form 10QSB
period 2001-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2001-05-14
CIK 780149

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

                   For the quarterly period ended March 31, 2001


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
                                   (in thousands)

                                 March 31, 2001



                          ASSETS
  Cash and cash equivalents                                        $ 8
                                                                   $ 8

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        1,598
  Due to General Partner (Note 3)                                    759
  Accrued interest on partner loans (Note 3)                       1,200
  Other accrued expenses                                              11
                                                                   3,568
Partners' capital (deficit):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,855
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (210)
  Other Limited Partners -- 15,394 investment units               (7,205)
                                                                  (3,560)
                                                                     $ 8

                   See Accompanying Notes to Financial Statements

b)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2001           2000

RENTAL REVENUES                                                $ --          $ 974

RENTAL EXPENSES:
  Interest                                                         --           142
  Renting and administrative                                       --           103
  Operating and maintenance                                        --           150
  Depreciation and amortization                                    --           155
  Taxes and insurance                                              --           151
                                                                   --           701

PROFIT FROM RENTAL OPERATIONS                                      --           273
COSTS AND EXPENSES:
  Interest on partner loans (Note 3)                               48           289
  Administrative and reporting fees to General Partner
   (Note 3)                                                        29            29
  Other operating expenses                                         23            12
                                                                  100           330
OTHER INCOME:
  Interest income                                                  --             1

NET LOSS                                                      $ (100)        $ (56)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (1)          $ (1)
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                 (1)           (1)
  Other Limited Partners - 15,394 investment units                (98)          (54)

                                                              $ (100)        $ (56)

NET LOSS PER LIMITED PARTNERSHIP INTEREST                     $ (6.37)      $ (3.57)

                   See Accompanying Notes to Financial Statements


c)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                    Statement of Partners' CAPITAL (Deficit)
                                   (Unaudited)
                                   (in thousands)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Capital (deficit) at
  December 31, 2000                 $ 3,856       $ (209)       $(7,107)      $(3,460)

Net loss - three months ended
  March 31, 2001                         (1)           (1)          (98)         (100)

Capital (deficit) at
  March 31, 2001                    $ 3,855       $ (210)       $(7,205)      $(3,560)

Percentage interest at
  March 31, 2001                       1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                   See Accompanying Notes to Financial Statements


d)

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                   (in thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                       2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rent collections                                                     $ --        $ 942
  Interest received                                                       --            1
  Other income                                                            --           18

  Expenses:
   Interest paid on loan from General Partner                             --         (187)
   Operating expenses paid, including rental expense                     (14)        (627)
   Mortgage interest paid                                                 --         (142)
     Net cash (used in) provided by operating activities                 (14)           5

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements                                                   --          (35)
  Net receipts from restricted escrows                                    --          150
     Net cash provided by investing activities                            --          115

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan costs paid                                                         --           (7)
  Loans from General Partner                                              --            7
  Payments of principal on mortgage note                                  --         (110)
     Net cash used in financing activities                                --         (110)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (14)          10

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          22           69

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 8          $ 79

RECONCILIATION OF NET LOSS TO NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES
   Net loss                                                           $ (100)      $ (56)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
      Depreciation                                                        --          116
      Amortization                                                        --           39
      Changes in operating assets and liabilities:
        Accounts receivable                                               --          (15)
        Prepaid insurance, utility, and tenant security deposits          --           11
        Accounts payable and accrued expenses from rental
         operations                                                       --         (231)
        Administrative and reporting fees payable to General
         Partner                                                          29           29
        Due to General Partner                                            --            2
        Accrued interest on Partner loans                                 48          103
        Other accrued expenses                                             9            7

        Total adjustments                                                 86           61

Net cash (used in) provided by operating activities                   $ (14)        $ 5

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

National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), the Partnership's general partner, was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of the general partner of NHP at the time the Partnership was formed. The general partner of 1133 Fifteenth Street Four Associates is NHP.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

(2)   INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, Capital Park Limited Partnership, and Royal Towers Limited Partnership. The Partnership's one residential property (Trinity Apartments) was lost to foreclosure on July 17, 2000. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships'losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2001, investments in all four Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $768,000 and $480,000 of losses from Local Limited Partnerships during the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Partnership had not recognized approximately $23,341,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner advanced approximately $11,000 and $263,000, respectively, to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2001 and 2000. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 2001.

The following are combined statements of operations for the three months ended March 31, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                        Three Months Ended
                                             March 31,
                                         2001         2000
                                          (in thousands)
Rental income                          $ 1,048      $ 1,094
Other income                                48           38
   Total income                          1,096        1,132

Operating expenses                       1,039          780
Interest, taxes, and insurance             615          642
Depreciation                               218          195
   Total expense                         1,872        1,617

Net loss                                $ (776)      $ (485)

National Housing Partnership
  Realty Fund IV share of losses        $ (768)      $ (480)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During the three month periods ended March 31, 2001 and 2000, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $29,000 for both periods for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,598,000 at March 31, 2001.

During the three months ended March 31, 2001, the General Partner made no working capital advances to the Partnership. During the three months ended March 31, 2000, the General Partner made working capital advances of approximately $7,000 to the Partnership. No working capital repayments were made during the three months ended March 31, 2001 or 2000. The amount owed to the General Partner at March 31, 2001 was approximately $759,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (10.5% at March 31, 2001). Accrued interest on the remaining loan balance amounted to approximately $1,200,000 at March 31, 2001. On July 17, 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000.

Partnership administrative fees of approximately $2,000 were accrued on behalf of Trinity Apartments during the three months ended March 31, 2000. These fees were payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the three months ended March 31, 2000. The balance due was part of the balance owed by Trinity Apartments.

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

(5)   GOING CONCERN

Certain of the Local Limited Partnership's notes payable were due February 28, 2001 or March 27, 2001. Continuation of the Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes, or repay or refinance the notes. Also, one of the Local Limited Partnerships has transferred control of its property to HUD under a Mortgage-In-Possession arrangement. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(6)   LEGAL PROCEEDINGS

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

The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local government or agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 663 apartment units, 71 percent of the total apartment units owned by the Local Limited Partnerships in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

Cash and cash equivalents amounted to approximately $8,000 at March 31, 2001 as compared to approximately $22,000 at December 31, 2000. The decrease was due to approximately $14,000 of cash used in operating activities. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2001, is dependent on distributions received from the Local Limited Partnerships, and proceeds from the sales or refinancing of the underlying Properties.

As of March 31, 2001, the Partnership owed the General Partner approximately $1,598,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during the three months ended March 31, 2000. As of March 31, 2001, the Partnership owed the General Partner approximately $759,000 plus accrued interest of approximately $1,200,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

On July 17, 2000, an affiliate of the General Partner exercised its remedies under its loan documents and foreclosed on Trinity Apartments, a rental property wholly-owned by the Partnership. At such time, the Partnership owed working capital advances to the General Partner of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. The property generated substantial losses from operations which resulted in the accumulation of significant accounts payable and accrued expenses and necessitated significant funding from the General Partner in prior years. During the year ended December 31, 2000, the Partnership recorded a capital contribution by the General Partner due to the foreclosure of approximately $4,060,000.

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner advanced approximately $11,000 and $263,000, respectively, to Royal Towers Limited Partnership. However, there were no working capital advances or repayments made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2001 and 2000. The combined amount carried as due to the Partnership by the Local Limited Partnerships was $12,200 as of March 31, 2001. Future advances made will be charged to operations; likewise, future repayments will be credited to operations.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of March 31, 2001, investments in all four Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the three months ended March 31, 2001 and 2000, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Capital Park, Kennedy Homes and Loring Towers Apartments and March 27, 2001 for Royal Towers. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present from is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

RESULTS OF OPERATIONS

The Partnership has invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments through July 17, 2000. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of March 31, 2001 and 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the four Local Limited Partnerships.

The Partnership recognized a net loss of approximately $100,000 for the three months ended March 31, 2001 compared to a net loss of approximately $56,000 for the three months ended March 31, 2000. Excluding the operations of Trinity Apartments, the Partnership had net losses of approximately $100,000 and $79,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in net loss is due to increased operating expenses and increased interest expense. Operating expenses increased due to increased professional fees associated with the administration of the Partnership and an advance to Royal Towers. Interest expense increased due to an increase in the interest accrued on the loans due to the General Partner.

The Partnership did not recognize approximately $768,000 of its allocated share of losses from the four Local Limited Partnerships for the three months ended March 31, 2001, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $288,000 between the periods, primarily due to increases in operating expenses and decreases in rental revenue.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits:

         None.

      b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

         None.

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