Form 10QSB
period 2001-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2001-08-13
CIK 780149

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

                 For the quarterly period ended June 30, 2001


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

                         Statement of Financial Position
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2001



       ASSETS
Cash and cash equivalents                                              $ 2
                                                                       $ 2
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
   Administrative and reporting fee payable to
      General Partner (Note 3)                                       $ 1,627
   Due to General Partner (Note 3)                                       759
   Accrued interest on partner loans (Note 3)                          1,244
   Other accrued expenses                                                 18
                                                                       3,648
Partners' capital (deficit):
   General partner -- The National Housing
      Partnership (NHP)                                                3,854
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                            (211)
   Other limited partners -- 15,394 investment
      units                                                           (7,289)
                                                                      (3,646)

                                                                        $ 2

                See Accompanying Notes to Financial Statements

b)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                       (in thousands, except unit data)

                                              Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               2001        2000        2001         2000

Rental Revenues                               $ --        $ 991       $ --       $ 1,964

Rental Expenses:
  Interest                                        --         143          --         286
  Renting and administrative                      --         108          --         211
  Operating and maintenance                       --         167          --         316
  Depreciation and amortization                   --         148          --         303
  Taxes and insurance                             --         172          --         323
                                                  --         738          --       1,439

Profit From Rental Operations                     --         253          --         525

Costs and Expenses:
  Interest on partner loans (Note 3)              44         142          92         431
  Administrative and reporting fees to
   General Partner (Note 3)                       29          29          58          58
  Other operating expenses                        16          35          39          47
                                                  89         206         189         536
Other INCOME:
  Distributions received in excess of
   investment in Local Limited Partnerships       --          15          --          15
  Other income                                     2          --           2          --
  Interest income                                  1           2           1           3
                                                   3          17           3          18

NET (LOSS) INCOME                              $ (86)      $ 64       $ (186)       $ 7

ALLOCATION OF NET (LOSS) INCOME:
  General Partner - NHP                         $ (1)        $ 1        $ (2)        $ --
  Original Limited Partner - 1133 Fifteenth
   Street Four Associates                        (1)          1          (2)         --
  Other Limited Partners - 15,394 investment
   units                                        (84)         62        (182)          7

                                              $ (86)      $ 64       $ (186)       $ 7
Net (loss) INCOME per limited partnership
  INTEREST                                   $ (5.45)    $ 4.09      $(11.82)     $ 0.45

                See Accompanying Notes to Financial Statements


c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                  Statements of Partners' CAPITAL (Deficit)
                                   (Unaudited)
                       (in thousands, except unit data)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Capital (deficit) at
  December 31, 2000                 $ 3,856       $ (209)       $(7,107)      $(3,460)

Net loss - six months ended
  June 30, 2001                          (2)           (2)         (182)         (186)

Capital (deficit) at
  June 30, 2001                     $ 3,854       $ (211)       $(7,289)      $(3,646)

Percentage interest at
  June 30, 2001                          1%            1%           98%         100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                See Accompanying Notes to Financial Statements


d)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rent collections                                                     $ --       $ 1,893
  Distributions received in excess of investment in Local
   Limited Partnerships                                                   --           15
  Interest income                                                          1            3
  Other income                                                             2           41

  Expenses:
   Interest paid on loan from General Partner                             --         (248)
   Operating expenses paid, including rental expense                     (23)      (1,084)
   Mortgage interest paid                                                 --         (286)
     Net cash (used in) provided by operating activities                 (20)         334

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements                                                   --         (107)
  Net receipts from restricted escrows                                    --          828
     Net cash provided by investing activities                            --          721

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan costs paid                                                         --           (7)
  Loans from General Partner                                              --            7
  Payments of principal on mortgage note                                  --         (219)
     Net cash used in financing activities                                --         (219)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (20)         836

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          22           69

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2         $ 905

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN)
  PROVIDED BY OPERATING ACTIVITIES
   Net (loss) income                                                  $ (186)       $ 7
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
      Depreciation                                                        --          234
      Amortization                                                        --           69
      Changes in operating assets and liabilities:
        Accounts receivable                                               --          (31)
        Prepaid insurance, utility, and tenant security deposits          --           (7)
        Accounts payable and accrued expenses from rental
         operations                                                       --         (151)
        Administrative and reporting fees payable to General
         Partner                                                          58           58
        Due to General Partner                                            --            3
        Accrued interest on Partner loans                                 92          183
        Other accrued expenses                                            16          (31)

        Total adjustments                                                166          327

Net cash (used in) provided by operating activities                   $ (20)       $ 334

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership, which was foreclosed upon during the six months ended June 30, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Kennedy Homes Limited Partnership, and Royal Towers Limited Partnership. The Partnership's one residential property (Trinity Apartments) was lost to foreclosure on July 17, 2000. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2001, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $1,638,000 and $1,225,000 of losses from Local Limited Partnerships during the six months ended June 30, 2001 and 2000, respectively.
As of June 30, 2001, the Partnership had not recognized approximately $21,663,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the six months ended June 30, 2001 were $2,548,000.

During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the noteholder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are recorded as a payable to the Partnership by the Local Limited Partnerships.

During the six months ended June 30, 2001, the Partnership advanced Royal Towers approximately $11,000. During the six months ended June 30, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. There were no repayments made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (8.75% at June 30, 2001). The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $58,000 including approximately $35,000 of accrued interest on the advances as of June 30, 2001.

The following are combined statements of operations for the three and six months ended June 30, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $ 794       $ 1,035      $ 1,842     $ 2,129
Other income                                 31           58           79          96
   Total income                             825        1,093        1,921       2,225

Operating expenses                          839          958        1,878       1,738
Interest, taxes and insurance               649          682        1,264       1,324
Depreciation                                216          205          434         400
   Total expense                          1,704        1,845        3,576       3,462

Net loss                                 $ (879)      $ (752)     $(1,655)    $(1,237)

National Housing Partnership
  Realty Fund IV share of losses         $ (870)      $ (744)     $(1,638)    $(1,225)

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $58,000 for both the six month periods ended June 30, 2001 and 2000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,627,000 at June 30, 2001.

During the six months ended June 30, 2001, the General Partner made no working capital advances to the Partnership. During the six months ended June 30, 2000, the General Partner made working capital advances of approximately $7,000 to the Partnership. No working capital repayments were made during the six months ended June 30, 2001 or 2000. The amount owed to the General Partner at June 30, 2001 was approximately $759,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (8.75% at June 30, 2001). Accrued interest on the remaining loan balance amounted to approximately $1,244,000 at June 30, 2001. On July 17, 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000.

Partnership administrative fees of approximately $4,000 were accrued on behalf of Trinity Apartments during the six months ended June 30, 2000. These fees were payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the six months ended June 30, 2000. The balance due was part of the balance owed by Trinity Apartments.

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

(5)   GOING CONCERN

Certain of the Local Limited Partnership's notes payable were due February 28, 2001 or March 27, 2001. The maturity date of one of these notes payable has been extended until October 2001. Continuation of the Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes or repay or refinance the notes. Also, one of the Local Limited Partnerships has transferred control of its property to HUD under a Mortgage-In-Possession arrangement. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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

Cash and cash equivalents amounted to approximately $2,000 at June 30, 2001 as compared to approximately $22,000 at December 31, 2000. The decrease was due to cash used in operating activities. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2001, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying Properties.

As of June 30, 2001, the Partnership owed the General Partner approximately $1,627,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during the six months ended June 30, 2000. As of June 30, 2001, the Partnership owed the General Partner approximately $759,000 plus accrued interest of approximately $1,244,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

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

During the six months ended June 30, 2001, the Partnership advanced Royal Towers approximately $11,000. During the six months ended June 30, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. There were no repayments made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (8.75% at June 30, 2001). The combined amount carried as due to the Partnership by the Local Limited Partnerships was approximately $58,000 including approximately $35,000 of accrued interest on the advances as of June 30, 2001.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of June 30, 2001, investments in all Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the six months ended June 30, 2001. A cash distribution of approximately $15,000 was received from one of the Local Limited Partnerships during the six months ended June 30, 2000. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest to the noteholder, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Capital Park, Kennedy Homes and Loring Towers Apartments and March 27, 2001 for Royal Towers. During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note payable for Loring Towers Apartments Limited Partnership has been extended until October 2001. The remaining notes are in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present from is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Royal Towers Limited Partnership has experienced cash flow difficulties in meeting its current obligations and has transferred control of all the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. Royal Towers Limited Partnership is pursuing a sale of the property to a third party.

RESULTS OF OPERATIONS

The Partnership invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The 99% limited partnership interest in Capital Park Limited Partnership was foreclosed upon during the six months ended June 30, 2001. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments through July 17, 2000. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 2001 and 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

The Partnership recognized a net loss of approximately $186,000 for the six months ended June 30, 2001 compared to net income of approximately $7,000 for the six months ended June 30, 2000. Excluding the operations of Trinity Apartments, the Partnership had net losses of approximately $186,000 and $188,000 for the six months ended June 30, 2001 and 2000, respectively. The net loss remained comparable due to decreased operating expenses offset by increased interest expense. Operating expenses decreased due to decreased administrative expenses incurred which was partially offset by increased professional fees associated with the administration of the Partnership and an advance to Royal Towers. Interest expense increased due to an increase in the interest accrued on the loans due to the General Partner.

The Partnership did not recognize approximately $1,638,000 of its allocated share of losses from the Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have increased approximately $413,000 between the periods, primarily due to increases in operating expenses and decreases in rental revenue.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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