Form 10QSB
period 2001-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2001-11-14
CIK 780149

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

              For the quarterly period ended September 30, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



       ASSETS

Cash and cash equivalents                                              $ 3
                                                                       $ 3
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
   Administrative and reporting fee payable to
      General Partner (Note 4)                                       $ 1,656
   Due to General Partner (Note 4)                                       766
   Accrued interest on partner loans (Note 4)                          1,300
   Other accrued expenses                                                 24
                                                                       3,746
Partners' capital (deficit):
   General partner -- The National Housing
      Partnership (NHP)                                                3,853
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                            (212)
   Other limited partners -- 15,394 investment
      units                                                           (7,384)
                                                                      (3,743)

                                                                     $     3

                See Accompanying Notes to Financial Statements

b)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)

                                           Three Months Ended       Nine Months Ended
                                              September 30,           September 30,
                                            2001        2000        2001         2000

Rental Revenues                             $   --       $ 171      $   --     $ 2,135

Rental Expenses:
  Interest                                      --          23          --         309
  Renting and administrative                    --          24          --         235
  Operating and maintenance                     --          30          --         346
  Depreciation and amortization                 --          25          --         328
  Taxes and insurance                           --          33          --         356
                                                --         135          --       1,574

Profit From Rental Operations                   --          36          --         561

Costs and Expenses:
  Interest on partner loans (Note 4)            56         148         148         579
  Administrative and reporting fees to
   General Partner (Note 4)                     29          29          87          87
  Other operating expenses                      15          44          54          91
                                               100         221         289         757
OTHER INCOME:
  Distributions received in excess of
   investment in Local Limited Partnerships      3           4           3          19
  Other income                                  --          --           2          --
  Interest income                               --          --           1           3
                                                 3           4           6          22

NET LOSS                                     $ (97)     $ (181)     $ (283)      $ (174)

ALLOCATION OF NET LOSS:
  General Partner - NHP                       $ (1)       $ (2)       $ (3)        $ (2)
  Original Limited Partner - 1133 Fifteenth
   Street Four Associates                       (1)         (2)         (3)         (2)
  Other Limited Partners - 15,394 investment
   Units                                       (95)       (177)       (277)       (170)

                                             $ (97)     $ (181)     $ (283)      $ (174)

NET LOSS PER LIMITED PARTNERSHIP INTEREST  $ (6.17)    $(11.50)    $(17.99)    $(11.04)

                See Accompanying Notes to Financial Statements


c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

             Statements of CHANGES IN Partners' CAPITAL (Deficit)
                                   (Unaudited)
                       (in thousands, except unit data)

                                  The National      1133
                                     Housing     Fifteenth       Other
                                   Partnership  Street Four     Limited
                                      (NHP)      Associates     Partners        Total

Partners' capital (deficit) at
  December 31, 2000                  $ 3,856       $ (209)      $(7,107)       $(3,460)

Net loss - nine months ended
  September 30, 2001                      (3)          (3)         (277)          (283)

Partners' capital (deficit) at
  September 30, 2001                 $ 3,853       $ (212)      $(7,384)       $(3,743)

Percentage interest at
  September 30, 2001                      1%           1%           98%          100%
                                         (A)          (B)            (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                See Accompanying Notes to Financial Statements


d)
                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                               2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rent collections                                            $  --       $ 2,141
  Distributions received in excess of investment in Local
   Limited Partnerships                                           3           19
  Interest income                                                 1            3
  Other income                                                    2           45

  Expenses:
   Interest paid on loan from General Partner                    --         (328)
   Operating expenses paid, including rental expense            (32)      (1,015)
   Mortgage interest paid                                        --         (309)
     Net cash used in operating activities                      (26)        (556)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements                                          --         (107)
  Net receipts from restricted escrows                           --          828
     Net cash provided by investing activities                   --          721

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan costs paid                                                --           (7)
  Loans from General Partner                                      7            7
  Payments of principal on mortgage note                         --         (221)
     Net cash provided by (used in) financing activities          7         (221)

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (19)         (56)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 22           69

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 3          $ 13

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES
   Net loss                                                    $ (283)      $ (174)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation                                                 --          254
      Amortization                                                 --           74
      Changes in operating assets and liabilities:
        Accounts receivable                                        --          (30)
        Prepaid insurance, utility, and tenant security deposits   --          (63)
        Accounts payable and accrued expenses from rental
         operations                                                --         (375)
        Administrative and reporting fees payable to General
         Partner                                                   87           87
        Due to General Partner                                     --            5
        Accrued interest on Partner loans                         148         (328)
        Other accrued expenses                                     22           (6)

        Total adjustments                                         257         (382)

Net cash used in operating activities                          $ (26)       $ (556)

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

(3)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership, which was foreclosed upon during the nine months ended September 30, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Royal Towers Limited Partnership, the property held by this partnership was under HUD control and sold by HUD during the nine months ended September 30, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes Limited Partnership. The Partnership's only residential property (Trinity Apartments) was lost to foreclosure on July 17, 2000. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2001, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $1,894,000 and $2,143,000 of losses from Local Limited Partnerships during the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the Partnership had not recognized approximately $10,666,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the nine months ended September 30, 2001 were $2,477,000. The cumulative losses for Royal Towers Limited Partnership, which was sold during the nine months ended September 30, 2001, were $11,324,000.

During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the nine months ended September 30, 2001, the property held by Royal Towers Limited Partnership was sold to an unaffiliated third party by HUD which controlled the property under a Mortgagee-in-Possession arrangement. No gain or loss was recorded as a result of this sale. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are recorded as a payable to the Partnership by the Local Limited Partnerships.

During the nine months ended September 30, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. There were no repayments made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (8.00% at September 30, 2001).

The following are combined statements of operations for the three and nine months ended September 30, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $ 507        $ 998       $ 2,349     $ 3,127
Other income                                 25           49          104         145
   Total income                             532        1,047        2,453       3,272

Operating expenses                          297        1,095        2,175       2,833
Interest, taxes and insurance               370          668        1,634       1,992
Depreciation                                123          212          557         612
   Total expense                            790        1,975        4,366       5,437

Net loss                                 $ (258)      $ (928)     $(1,913)    $(2,165)

Partnership's share of losses            $ (255)      $ (919)     $(1,894)    $(2,143)

(4)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $87,000 for both the nine month periods ended September 30, 2001 and 2000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,656,000 at September 30, 2001.

During the nine months ended September 30, 2001 and 2000, the General Partner made working capital advances of approximately $7,000 to the Partnership. No working capital repayments were made during the nine months ended September 30, 2001 or 2000. The amount owed to the General Partner at September 30, 2001 was approximately $766,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (8.00% at September 30, 2001). Accrued interest on the remaining loan balance amounted to approximately $1,300,000 at September 30, 2001. On July 17, 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000.

Partnership administrative fees of approximately $5,000 were accrued on behalf of Trinity Apartments during the nine months ended September 30, 2000. These fees were payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the nine months ended September 30, 2000. The balance due was part of the balance owed by Trinity Apartments.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the nine months ended September 30, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 2001 in order to complete this purchase. Subsequent to September 30, 2001, the note went into default due to non-payment. The partnership interest became subsequent to foreclosure by the affiliate that purchased the deferred acquisition note.

(5)   SEGMENT INFORMATION

The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

(6)   GOING CONCERN

The remaining Local Limited Partnership's notes payable were due February 28, 2001 and October 1, 2001. Continuation of the Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes or repay or refinance the notes.

(7)   LEGAL PROCEEDINGS

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

Cash and cash equivalents amounted to approximately $3,000 at September 30, 2001 as compared to approximately $13,000 at September 30, 2000. The decrease of approximately $19,000 since December 31, 2000 was due to approximately $26,000 of cash used in operating activities, partially offset by approximately $7,000 of cash provided by financing activities. Cash provided by financing activities consisted of loans from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2001, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying Properties.

As of September 30, 2001, the Partnership owed the General Partner approximately $1,656,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during both the nine months ended September 30, 2001 and 2000. As of September 30, 2001, the Partnership owed the General Partner approximately $766,000 plus accrued interest of approximately $1,300,000. The working capital advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the Partnership and the General Partner to the Local Limited Partnerships will most likely result from the sale or refinancing of the Local Limited Partnerships' properties rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently in an effort to achieve positive cash flow and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

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

During the nine months ended September 30, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. There were no repayments made between the Partnership and the Local Limited Partnerships during the nine months ended September 30, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (8.00% at September 30, 2001).

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investments, as of September 30, 2001, investments in all Local Limited Partnerships had been reduced to zero. For these investments, cash distributions received are recorded as distributions received in excess of investment in Local Limited Partnerships. Cash distributions of approximately $3,000 and $19,000 were received from one of the Local Limited Partnerships during the nine months ended September 30, 2001 and 2000, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the nine months ended September 30, 2001, the property held by Royal Towers Limited Partnership was sold to an unaffiliated third party by HUD which controlled the property under a Mortgagee-in-Possession arrangement. No gain or loss was recorded as a result of this sale. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Capital Park, Kennedy Homes, March 27, 2001 for Royal Towers and October 1, 2001 for Loring Towers. During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. During the nine months ended September 30, 2001, the property held by Royal Towers Limited Partnership was sold to an unrelated third party by HUD. The note payable for Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner. The remaining notes are in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present form is dependent on their ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Royal Towers Limited Partnership experienced cash flow difficulties in meeting its current obligations and transferred control of all the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. During the nine months ended September 30, 2001, this property was sold by HUD to an unaffiliated third party.

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The 99% limited partnership interest in Capital Park Limited Partnership was foreclosed upon during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the property held by Royal Towers Limited Partnership was sold to an unaffiliated third party by HUD. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments through July 17, 2000. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 2001 and 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

The Partnership recognized a net loss of approximately $283,000 for the nine months ended September 30, 2001 compared to a net loss of approximately $174,000 for the nine months ended September 30, 2000. Excluding the operations of Trinity Apartments, the Partnership had net losses of approximately $283,000 and $290,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net loss is due to decreased operating expenses offset by increased interest expense and decreased distributions received in excess of investment. Operating expenses decreased due to decreased administrative expenses incurred and decreased professional fees associated with the administration of the Partnership which was partially offset by an advance to Royal Towers. Interest expense increased due to an increase in the interest accrued on the loans due to the General Partner. Distributions received in excess of investment decreased due to decreased excess cash available for distributions from the Local Limited Partnerships.

The Partnership did not recognize approximately $1,894,000 of its allocated share of losses from the Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $249,000 between the periods, primarily due to the foreclosure of Capital Park Apartments and the sale of Royal Towers Apartments during 2001.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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