Form 10QSB/A
period 2001-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2002-04-09
CIK 780149

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

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended June 30, 2001 to properly reflect the foreclosure by HUD of the property held by Royal Towers Limited Partnership and the foreclosure of the partnership interest in Capital Park Limited Partnership.


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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership and Royal Towers Apartments. The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the six months ended June 30, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the six months ended June 30, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes
Limited Partnership. The Partnership's one residential property (Trinity Apartments) was lost to foreclosure on July 17, 2000. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2001, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $555,000 and $1,225,000 of losses from Local Limited Partnerships during the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Partnership had not recognized approximately $10,339,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the six months ended June 30, 2001 was sufficient to recover prior years' losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the six months ended June 30, 2001 were $2,460,000.

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

During the six months ended June 30, 2001, HUD foreclosed on the property owned by Royal Towers Limited Partnership. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on debt forgiveness. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $ 483       $ 1,035      $ 1,531     $ 2,129
Other income                                 12           58           60          96
Gain on foreclosure                       1,732           --        1,732          --
   Total income                           2,227        1,093        3,323       2,225

Operating expenses                          404          958        1,443       1,738
Interest, taxes and insurance               359          682          974       1,324
Depreciation                                 95          205          313         400
   Total expense                            858        1,845        2,730       3,462

Income (loss) before extraordinary
  item                                    1,369         (752)         593      (1,237)
Extraordinary gain on debt
  forgiveness                             9,328           --        9,328          --

Net income (loss)                       $10,697       $ (752)     $ 9,921     $(1,237)

National Housing Partnership
  Realty Fund IV share of income
    (losses)                            $10,590       $ (744)     $ 9,822     $(1,225)


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

(5)   GOING CONCERN

One of the Local Limited Partnership's notes payable was due February 28, 2001. The maturity date of the other note payable has been extended until October
2001. Continuation of the Partnership's operations in the present form is dependent on its ability to extend the maturity date of these notes or repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB/A contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB/A and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

During the six months ended June 30, 2001, HUD foreclosed on the property owned by Royal Towers Limited Partnership. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on debt forgiveness. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Capital Park, Kennedy Homes and Loring Towers Apartments and March 27, 2001 for Royal Towers. During the six months ended June 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership. The note payable for Loring Towers Apartments Limited Partnership has been extended until October 2001. The remaining notes are in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present from is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

RESULTS OF OPERATIONS

The Partnership invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The 99% limited partnership interest in Capital Park Limited Partnership was foreclosed upon during the six months ended June 30, 2001. During the six months ended June 30, 2001, the property held by Royal Towers Limited Partnership was foreclosed by HUD. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments through July 17, 2000. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 2001 and 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

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

The Partnership did not recognize approximately $555,000 of its allocated share of losses from the Local Limited Partnerships for the six months ended June 30, 2001, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the six months ended June 30, 2001 was sufficient to recover prior years' losses not previously recognized. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $670,000 between the periods, primarily due to the foreclosure of the partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership during the six months ended June 30, 2001.

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