Form 10QSB/A
period 2001-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2002-04-09
CIK 780149

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

(This document amends the Form 10-QSB for the quarter ended September 30, 2001 to property reflect the foreclosure by HUD of the property held by Royal Towers Limited Partnership and the foreclosure of the partnership interest in Capital Park Limited Partnership.

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


                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                                   (Unaudited)
                                 (in thousands)


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

(3)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership and Royal Towers Apartments. The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the nine months ended September 30, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the nine months ended September 30, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes
Limited Partnership. The Partnership's only residential property (Trinity Apartments) was lost to foreclosure on July 17, 2000. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2001, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $881,000 and $2,143,000 of losses from Local Limited Partnerships during the nine months ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the Partnership had not recognized approximately $10,666,000 of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the nine months ended September 30, 2001 was sufficient to recover prior years' losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the nine months ended September 30, 2001 were $2,266,000.

During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current nine months. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the nine months ended September 30, 2001, HUD foreclosed on the property owned by Royal Towers Limited Partnership. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on debt forgiveness. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at December 31, 2001. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are recorded as a payable to the Partnership by the Local Limited Partnerships.

During the year ended December 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the year ended December 31, 2001. During the year ended December 31, 2000, affiliates of the General Partner advanced approximately $263,000 to Royal Towers Limited Partnership. There were no repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (8.00% at December 31, 2001).

The following are combined statements of operations for the three and year ended December 31, 2001 and 2000, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2001         2000        2001        2000
                                           (in thousands)           (in thousands)

Rental income                            $ 507        $ 998       $ 2,038     $ 3,127
Other income                                 15           49           75         145
Gain on foreclosure                          --           --        1,732          --
   Total income                             522        1,047        3,845       3,272

Operating expenses                          370        1,095        1,813       2,833
Interest, taxes and insurance               388          668        1,362       1,992
Depreciation                                 94          212          407         612
   Total expense                            852        1,975        3,582       5,437

(Loss) income before extraordinary
  gain                                     (330)        (928)         263      (2,165)
Extraordinary gain on debt
  forgiveness                                --           --        9,328          --

Net (loss) income                        $ (330)      $ (928)     $ 9,591     $(2,165)

Partnership 's share of (losses)
  income                                 $ (327)      $ (919)     $ 9,495     $(2,143)

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

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the nine months ended September 30, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 2001 in order to complete this purchase. Subsequent to September 30, 2001, the note went into default due to non-payment. The partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note.

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

During the nine months ended September 30, 2001, HUD foreclosed on the property owned by Royal Towers Limited Partnership. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on debt forgiveness. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Capital Park, Kennedy Homes, March 27, 2001 for Royal Towers and October 1, 2001 for Loring Towers. During the nine months ended September 30, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. During the nine months ended September 30, 2001, the property held by Royal Towers Limited Partnership was foreclosed by HUD. The note payable for Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner. The remaining notes are in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present form is dependent on their ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Royal Towers Limited Partnership experienced cash flow difficulties in meeting its current obligations and transferred control of all the property used in the Royal Towers Apartments to HUD under a Mortgagee-In-Possession Arrangement in January 2000. During the nine months ended September 30, 2001, this property was foreclosed by HUD.

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The 99% limited partnership interest in Capital Park Limited Partnership was foreclosed upon during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the property held by Royal Towers Limited Partnership was foreclosed by HUD. The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments through July 17, 2000. In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2001 and 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

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

The Partnership did not recognize approximately $881,000 of its allocated share of losses from the Local Limited Partnerships for the nine months ended September 30, 2001, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the nine months ended September 30, 2001 was sufficient to recover prior years' losses not previously recognized. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $1,262,000 between the periods. The decrease was primarily due to the foreclosure of the partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership during the nine months ended September 30, 2001.

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