Form 10KSB
period 2001-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2002-04-11
CIK 780149

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $7,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in two limited partnerships ("Local Limited Partnerships") which, in turn, each own and operate a multi-family rental housing property ("Properties"). All of these Properties receive one or more forms of assistance from the Federal Government. During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership.

The Partnership acquired the interests in the Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments which was foreclosed upon in July 2000 by the General Partner. With respect to the Local Limited Partnerships, NHP is the general partner of each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6. Management's Discussion and Analysis or Plan of Operations" for information relating to the Registrant's rights and obligations to make additional contributions or loans to Local Limited Partnerships.

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

The Partnership does not have any employees. Management and administrative services are performed for the Partnership by the General Partner and agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The following is a schedule of the Properties owned directly by the Local Limited Partnerships in which the Partnership is a limited partner:

                     SCHEDULE OF PROPERTIES OWNED BY THE
       LOCAL LIMITED PARTNERSHIPS IN WHICH NATIONAL HOUSING PARTNERSHIP
                        REALTY FUND IV HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                       Financed, Insured   for Rental    for the Year Ended
   Property Name, Location   Number of   and Subsidized Assistance Under    December 31,
     and Partnership Name     Units          Under        Section 8 (C)     2001     2000

Kennedy Homes                    172          (B)              172          89%       94%
  Gainesville, Florida
  (Kennedy Homes Limited
    Partnership)

Loring Towers Apartments         208          (A)              187          98%       95%
  Minneapolis, Minnesota
  (Loring Towers Apartments)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.

(C)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

Ownership Percentages

The following details the Partnership's ownership percentages of the Local Limited Partnerships, the cost of acquisition of such ownership. All interests in the Local Limited Partnerships are limited partner interests. Also included is the total mortgage encumbrance and notes payable and accrued interest on each property for each of the Local Limited Partnerships as of December 31, 2001.

                               NHP Realty Original
                             Fund IV         Cost of                        Notes Payable
                           Percentage       Ownership        Mortgage        and Accrued
Partnership                 Ownership       Interest          Notes           Interest
                                         (in thousands)   (in thousands)   (in thousands)
Kennedy Homes Limited
  Partnership                  99%           $1,114           $ 736            $5,646
Loring Towers
 Apartments
  Limited Partnership          99%            1,476            2,078            8,055

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

The Federal Housing Administration (FHA) has contracted with both of the subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are for one year with one year renewal options.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 359 units, 94 percent of the total units owned by the properties in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year in which the Section 8 rent subsidy contracts expire:

                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2002                  359                  100%                  94%

All of the units (359 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2002. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers and Kennedy Homes both elected to renew their contracts during the year ended December 31, 2001 without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies.

HUD Approval and Enforcement

The properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance". HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Environment

In December 2001, AIMCO and certain of its affiliated partnerships which own properties voluntarily entered into an agreement with the U.S. Environmental Protection Agency ("EPA") and HUD pursuant to which they agreed to pay a fine of approximately $130,000, and conduct lead-based paint inspections and other testing, if necessary, on properties initially built prior to 1978, and re-issue lead-based paint disclosures to residents of such properties which have not been certified as lead-based paint free. In return, neither AIMCO nor its properties will be subject to any additional fines for inadequate disclosures prior to AIMCO's execution of the agreement. The cost of the settlement, inspections and remediation incurred to date had been reserved for at the time AIMCO acquired the NHP and Insignia portfolios. Any remaining costs are not expected to be material.

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

Item 3.     Legal Proceedings

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

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

(b) As of December 31, 2001, there were 1,133 registered holders of 15,394 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1").

(c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Partnership generates cash from distributions from the Local Limited Partnerships. The Partnership's only other source of liquidity is from loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state, or local government agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Net cash used in operations for the year ended December 31, 2001, was approximately $27,000 as compared to approximately $677,000 in 2000. The decrease in net cash used in operations from 2000 to 2001, resulted from the foreclosure of Trinity Apartments on July 17, 2000 (see below).

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. Cash distributions totaling approximately $4,000 and $19,000 were received from one Local Limited Partnership during the years ended December 31, 2001 and 2000. The receipt of these distributions in future years is dependent on the operations of the underlying properties of the Local Limited Partnerships.

Cash and cash equivalents amounted to approximately $2,000 at December 31, 2001 as compared to approximately $22,000 at December 31, 2000. The decrease of approximately $20,000 is due to approximately $27,000 of cash used in operating activities partially offset by approximately $7,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2001, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying Properties.

As of December 31, 2001, the Partnership owed the General Partner approximately $1,685,000 for administrative and reporting services performed. Working capital advances of approximately $7,000 occurred between the Partnership and the General Partner during the year ended December 31, 2001. As of December 31, 2001, the Partnership owed the General Partner approximately $766,000 plus accrued interest of approximately $1,337,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result from the sale or refinancing of the Local Limited Partnerships' properties, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

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

During the year ended December 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the year ended December 31, 2001. During the year ended December 31, 2001 and 2000, affiliates of the General Partner advanced approximately $31,000 and $314,000 to one and two Limited Partnerships, respectively. There were no repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (6.75% at December 31, 2001).

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to the weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Kennedy Homes and October 1, 2001 for Loring Towers Apartments. Each note is in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Results of Operations

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. The 99% limited partnership interest in Capital Park Limited Partnership was foreclosed upon during the year ended December 31, 2001 (see discussion below). During the year ended December 31, 2001, the property held by Royal Towers Limited Partnership was foreclosed on by HUD (see discussion below). The Partnership's results of operations were significantly impacted by the rental operations of Trinity Apartments prior to the foreclosure by the General Partner in July 2000 (see "Liquidity and Capital Resources"). In prior years, results of operations were also affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2001 and 2000, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the year ended December 31, 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a
Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on forgiveness of debt. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

The Partnership recognized a net loss of approximately $364,000 for the year ended December 31, 2001 compared to a net loss of approximately $346,000 for the year ended December 31, 2000. Excluding the operations of Trinity Apartments, the Partnership had net losses of approximately $364,000 and $383,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in net loss is primarily due to decreased operating expenses and decreased distributions received in excess of investment. Operating expenses decreased due to decreased administrative fees associated with the administration of Trinity Apartments. Distributions received in excess of investment decreased due to decreased excess cash available for distribution from the Local Limited Partnerships. Interest expense increased due to an increase in the interest accrued on the loans due to the General Partner.

The Partnership did not recognize approximately $894,000 of its allocated share of losses from the two Local Limited Partnerships held at December 31, 2001, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years (see Note 3 to the Partnership's financial statements). With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to recover prior years' losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was lost to foreclosure during the year ended December 31, 2001 were approximately
$2,460,000. The Partnership's share of losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $2,149,000 between years. The decrease was primarily due to the foreclosure of the partnership interest in Capital Park Apartments Limited Partnership and the property held by Royal Towers Limited Partnership during 2001.

Item 7.     Financial Statements and Supplementary Data

The financial statements and supplementary schedule of the Partnership are included on pages 11 through 32 of this report.

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana


We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2001, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the financial statements, the due dates of certain of the Local Limited Partnership's notes payable expired in 2001 and are in default. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity dates of these notes or repay or refinance the notes. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                          /s/ERNST & YOUNG LLP


Indianapolis, Indiana
February 22, 2002

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       (in thousands, except unit data)

                                December 31, 2001



                                        ASSETS
Cash and cash equivalents                                             $    2
                                                                      $    2


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Accounts payable                                                    $   38
  Administrative and reporting fee payable to General
   Partner (Note 4)                                                    1,685
  Due to General Partner (Note 4)                                        766
  Accrued interest on partner loans (Note 4)                           1,337
                                                                       3,826
Partners' capital (deficit):
  General Partner - The National Housing Partnership
   (NHP)                                                               3,852
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                      (213)
  Other Limited Partners - 15,394 investment units                    (7,463)
                                                                      (3,824)
                                                                     $     2

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                     (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2001          2000
RENTAL REVENUES:
  Rental income                                                $   --       $ 2,089
  Other rental revenue                                             --            45
                                                                   --         2,134
RENTAL EXPENSES:
  Interest                                                         --           309
  Renting and administrative                                       --           235
  Operating and maintenance                                        --           346
  Depreciation and amortization                                    --           328
  Taxes and insurance                                              --           355
                                                                   --         1,573
PROFIT FROM RENTAL OPERATIONS                                      --           561

OTHER REVENUES:
  Interest income                                                   1             3
  Other income                                                      2            --
  Distributions in excess of investment in Local Limited
   Partnerships (Note 3)                                            4            19
                                                                    7            22
COSTS AND EXPENSES:
  Interest on partner loans (Note 4)                              185           629
  Administrative and reporting fees to General Partner
   (Note 4)                                                       116           116
  Other operating expenses                                         70           184
                                                                  371           929
NET LOSS                                                      $ (364)       $ (346)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (4)         $ (3)
  Original Limited Partner - 1133 Fifteenth Street Four
   Associates                                                      (4)           (3)
  Other Limited Partners - 15,394 investment units               (356)         (340)
                                                              $ (364)       $ (346)

Net loss per limited partnership interest                     $(23.13)      $(22.02)

                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                       (in thousands, except unit data)

                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership   Street Four     Limited
                                      (NHP)       Associates     Partners        Total

Deficit at December 31, 1999          $ (201)       $ (206)      $(6,767)       $(7,174)

General Partner capital
  contributions (Note 2)               4,060            --            --          4,060

Net loss                                  (3)           (3)         (340)          (346)

Deficit at December 31, 2000         $ 3,856        $ (209)      $(7,107)       $(3,460)

Net loss                                  (4)           (4)         (356)          (364)

Capital (deficit) at
  December 31, 2001                  $ 3,852        $ (213)      $(7,463)       $(3,824)

Percentage interest at
  December 31, 2001                      1%              1%           98%          100%
                                         (A)            (B)           (C)

(A)   General Partner

(B)   Original Limited Partner

(C)   Consists of 15,394 investment units at December 31, 2001 and 2000.

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                                 Years Ended December 31,
                                                                   2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rent collections                                                 $   --        $ 2,141
  Interest income                                                       1              3
  Other income                                                          2             45
  Distributions received in excess of investment in
   Local Limited Partnerships                                           4             19
  Operating expenses paid, including rental expense                   (34)        (2,298)
  Interest paid on loan from General Partner                           --           (278)
  Mortgage interest paid                                               --           (309)
      Net cash used in operating activities                           (27)          (677)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Property improvements and replacements                               --           (107)
  Net receipts from restricted escrows                                 --            828
      Net cash provided by investing activities                        --            721

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on mortgage note                               --           (221)
  Advances from General Partner                                         7            137
  Loan costs paid                                                      --             (7)
      Net cash provided by (used in) financing activities               7            (91)

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (20)           (47)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       22             69

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   2           $ 22

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS (continued)

                                (in thousands)

                                                                 Years Ended December 31,
                                                                   2001            2000
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   Net loss                                                       $ (364)         $ (346)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation                                                     --            254
      Amortization of deferred finance costs                           --             74
      Changes in operating assets and liabilities:
        Accounts receivable                                            --            (30)
        Prepaid insurance, taxes and security deposits                 --            (64)
        Administrative and reporting fee payable to
         General Partner                                              116            116
        Accrued partnership administrative fee payable to
         General Partner                                               --              5
        Accounts payable and accrued expenses from rental
         operations                                                    38           (375)
        Other accrued expenses                                         (2)           (33)
        Accrued interest on partner loans                             185           (278)
         Total adjustments                                            337           (331)

           Net cash used in operating activities                   $ (27)         $ (677)

Supplemental disclosures of Non-Cash Activities

Foreclosure:
During July 2000, Trinity Apartments was foreclosed upon by the General Partner and was treated as a capital contribution by the General Partner. In connection with this foreclosure, the following accounts were adjusted by the non cash amounts noted below for the year ended December 31, 2000:

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

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon in July 2000 (see
Note 2). At December 31, 2001, the Partnership continues to own interests in two Local Limited Partnerships (see Note 3).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation is computed generally by the straight-line method over the estimated useful lives of the related assets.

The Partnership recognized rental revenue in the month earned in accordance with signed resident tenant lease agreements.

The financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Trinity, which was lost to foreclosure in July 2000 to the General Partner. All significant intercompany transactions have been eliminated.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereon, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

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

(3)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership and Royal Towers Apartments. The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the year ended December 31, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the year ended December 31, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 2001, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $894,000 and $3,043,000 of losses from Local Limited Partnerships during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Partnership had not recognized approximately $10,678,000 and $22,573,000, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to recover prior years' losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was lost to foreclosure during the year ended December 31, 2001 were approximately $2,460,000.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the year ended December 31, 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a
Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on forgiveness of debt. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

During the year ended December 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the year ended December 31, 2001. During the year ended December 31, 2001 and 2000, affiliates of the General Partner advanced approximately $31,000 and $314,000 to one and two Limited Partnerships, respectively. There were no repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2001 and 2000. Interest is charged on advances at the prime rate plus 2% (6.75% at December 31, 2001).

Summaries of the combined financial position of the aforementioned Local Limited Partnerships as of December 31, 2001 and the combined results of operations for the years ended December 31, 2001 and 2000 are as follows:


                        CONDENSED COMBINED FINANCIAL POSITION
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                  December 31, 2001
Assets:
  Land                                                               $   591
  Buildings and improvements, net of accumulated
   depreciation of $2,902                                              4,624
  Other assets                                                           740
                                                                     $ 5,955
Liabilities and Partners' Deficit:
Liabilities:
  Mortgage notes payable                                             $ 2,814
  Notes payable                                                        3,402
  Accrued interest on notes payable                                   10,299
  Other liabilities                                                      425
                                                                      16,940
Partners' Deficit:
  National Housing Partnership Realty Fund IV                        (10,815)
  The National Housing Partnership                                      (170)
                                                                     (10,985)
                                                                    $  5,955


                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                      Years Ended December 31,
                                                     2001                 2000
                                                           (in thousands)
Revenue                                             $ 4,581             $ 4,680

Expenses:
  Operating expenses                                  2,330               4,620
  Financial expenses - primarily interest                54                  86
  Interest on notes payable                           1,439               2,195
  Depreciation and amortization                         507                 853
                                                      4,330               7,754

Income (loss) before extraordinary item                 251              (3,074)
Extraordinary gain on forgiveness of debt             9,328                  --

Net income (loss)                                   $ 9,579             $(3,074)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All the projects received rental assistance from HUD. During the year ended December 31, 2001 and 2000 the projects received a total of approximately $1,565,000 and $2,745,000, respectively of rental assistance from HUD. The decrease in rental assistance was due to the loss on foreclosure of Capital Park Limited Partnership during the year ended December 31, 2001. Control of Royal Towers Apartments was transferred to HUD under a Mortgagee-In-Possession Arrangement in January 2000. This property ceased receiving rental assistance payments at that time and was foreclosed on by HUD on March 31, 2001.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 359 units, 94 percent of the total units owned by the properties in which the Partnership has invested receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act". Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts.

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

The following table indicates the year within which the Section 8 rent subsidy contracts expire:

                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2002                  359                  100%                  94%

All of the units (359 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2002. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers and Kennedy Homes both elected to renew their contracts during the year ended December 31, 2001 without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies.

Depreciation is computed generally by the straight-line method over the estimated useful lives of the related assets.

The mortgage  notes  payable are insured by the Federal  Housing  Administration
(FHA) and secured by first deeds of trust on the rental properties. The notes bear interest at rates ranging from 6% to 8.5% per annum. For the Loring Towers Apartments which is insured under Section 236, FHA makes subsidy payments directly to the mortgage lenders reducing the monthly principal and interest payments of the project owner to an effective interest rate of 1% over the 40-year term of the notes. The liability of the Local Limited Partnerships under the mortgage notes is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

Notes payable were executed by the Local Limited Partnerships with the former owners as part of the acquisition of the properties by the Local Limited Partnerships. The notes are nonrecourse notes secured by a security interest in all partnership interests in the respective Local Limited Partnerships. These notes bear interest at the rate of 9% per annum, compounded semi-annually. These notes are subordinated to the respective mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the respective Local Limited Partnership's surplus cash, as defined by the respective HUD Regulatory Agreement. The notes may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited
Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of these notes. The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note.

These notes mature as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Kennedy Homes Limited Partnership          02/28/2001*    $ 1,402         $ 4,244

Loring Towers Apartments Limited
  Partnership                              10/01/2001*      2,000           6,055

      Total Due 2001                                      $ 3,402         $10,299

*     Notes are in default.

SFAS No.  121  "Accounting  For The  Impairment  Of  Long-Lived  Assets  And For
Long-Lived Assets To Be Disposed Of" requires an impairment loss to be recognized if the sum of estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of rental property. The impairment loss would be the amount by which the carrying value exceeds the fair value of the rental property. If the rental property is to be disposed of, fair value is calculated net of costs to sell. Additionally, regardless of whether the impairment loss of an individual property has been recorded or not, the carrying value of each of the rental properties may still exceed their fair market value as of December 31, 2001. Should a Local Limited Partnership be forced to dispose of any of its properties, it could incur a loss. See "Recent Accounting Pronouncements" in "Note (1)".

(4)   TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2001 and 2000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,685,000 at December 31, 2001.

During the years ended December 31, 2001 and 2000, the General Partner made working capital advances of approximately $7,000 and $137,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2001 or 2000. The amount owed to the General Partner at December 31, 2001 was approximately $766,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.75% at December 31, 2001). During 2001 and 2000, interest of approximately $185,000 and $629,000, respectively, was accrued and expensed. During the year ended December 31, 2000, interest of approximately $278,000 was repaid by Trinity Apartments. No interest was repaid during the year ended December 31, 2001. In July 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. Accrued interest on the remaining loan balance was approximately $1,337,000 at December 31, 2001.

Partnership administrative fees of approximately $5,000 were accrued on behalf of Trinity Apartments during the year ended December 31, 2000. These fees were payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the year ended December 31, 2000. The balance due was part of the balance owed by Trinity Apartments to the General Partner.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $227,000, and $393,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $329,000, and $600,000, respectively.

In 2001, an affiliate of AIMCO charged fees of approximately $49,000 to the Local Limited Partnerships related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee is payable from available surplus cash. This fee has been capitalized as part of fixed assets and is being depreciated over 15 years.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration.

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

A reconciliation follows:

                                               Years Ended December 31,
                                                   2001         2000
                                                    (in thousands)

Net loss per financial statements                 $ (364)      $ (346)
Add (deduct):
  Depreciation                                        --        7,383
  General and administrative expense                 (84)       5,822
  Buildings and land                                  --       (2,000)
  Deferred finance fees                               --       (1,247)
  Interest on partner loans                         (810)         258
  Other                                              118           85
  Partnership's share of Local Limited
    Partnership's income (losses)                 15,257       (1,804)

Net income per tax return                        $14,117      $ 8,151

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities (in thousands):

                                                    December 31, 2001

Net liabilities as reported                              $ (3,824)
Add (deduct):
  Investment in Partnerships                               (7,657)
  Other                                                        16
  Accrued administration and reporting fee                    462
  Accrued interest                                            665

Net liabilities - federal tax basis                      $(10,338)

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

(7) REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH NHP REALTY FUND IV HAS INVESTED


                                                                            Cost
                                                                       Capitalized
                                             Initial Cost               (Removed)
                                           To Local Limited             Subsequent
                                              Partnership             to Acquisition
                                            (in thousands)            (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Kennedy Homes Limited
  Partnership                   (1)       $ 150      $ 3,131      $ 1,923        $ 176

Loring Towers Apartments
  Limited Partnership           (1)         290        5,876          842        (4,271)

  Totals                                  $ 440      $ 9,007      $ 2,765       $(4,095)


                          Gross Amount At Which Carried
                              At December 31, 2001
                               (in thousands)

                                  Buildings
                                     And
                                   Related
                                   Personal            Accumulated    Date of      Date   Depreciable
      Description          Land    Property Total(2)  Depreciation  Construction Acquired Life-Years
                                               (3)         (3)
Kennedy Homes Limited
  Partnership             $ 282    $ 5,098   $ 5,380     $ 2,112       1968        3/86     5-50

Loring Towers Apartments
  Limited Partnership       309      2,428     2,737         790       1970        3/86     5-50

  Totals                  $ 591    $ 7,526   $ 8,117     $ 2,902

      1.    Schedule of Encumbrances (in thousands)

                                                                Notes
                                                              Payable and
                                                  Mortgage      Accrued
Partnership Name                                    Notes       Interest      Total

Kennedy Homes Limited Partnership                  $   736      $ 5,646      $ 6,382
Loring Towers Apartments Limited Partnership         2,078        8,055       10,133

  Total                                            $ 2,814      $13,701      $16,515

      2. The aggregate cost of land for Federal income tax purposes is approximately $441,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $12,148,000. The total of the above-mentioned items is approximately $12,589,000.

      3.    Reconciliation of real estate

                                                  Years Ended December 31,
                                                     2001         2000

Balance at beginning of period                     $ 18,929     $ 37,381
Improvements during the period                          901          633
Foreclosure of investment in rental property           (967)          --
Transfer of interest of investment properties       (10,116)     (19,085)
Disposal due to casualties                             (630)          --
Balance at end of period                           $  8,117     $ 18,929

            Reconciliation of accumulated depreciation

                                                     2001         2000

Balance at beginning of period                     $ 7,067       $11,713
Depreciation expense for the period                    507         1,083
Foreclosure of investment in rental property          (540)           --
Transfer of interest of investment properties       (3,946)       (5,729)
Disposal due to casualties                            (186)           --
Balance at end of period                           $ 2,902       $ 7,067

(8)   GOING CONCERN

The Local Limited Partnership's notes payable were due February 28, 2001 and October 1, 2001 (see Note 3). Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity dates of these notes, or repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(9)   LEGAL PROCEEDINGS

In July 1999, NHP received a grand jury subpoena requesting documents relating to NHP's management of HUD-assisted or HUD-insured multifamily properties and NHP's operation of a group purchasing program created by NHP, known as Buyers Access. The subpoena related to the same subject matter as subpoenas NHP received in October and December 1997 from the HUD Inspector General. NHP has been informed that the grand jury investigation has been terminated.

Separately, AIMCO, on behalf of NHP, entered into a Settlement Agreement and Release with HUD in July 2001, which finalized, without any finding of wrongdoing, all civil matters that were the subject of the HUD Inspector General Investigation. A payment of $4.2 million was made by AIMCO on behalf of NHP in connection with the settlement. This payment had been fully reserved for by AIMCO and, therefore, had no effect on the financial condition or results of operations of AIMCO or NHP.

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

Lance J. Graber (age 40) was appointed Executive Vice President - Affordable Transactions of NCHP and AIMCO in October 1999. His principal business function is affordable housing transactions. Prior to joining AIMCO, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

Patrick J. Foye (age 44) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 40).  See "Directors of NCHP."

Patrick J. Foye  (age 44). See "Directors of NCHP."

David Robertson (age 36) was appointed Executive Vice President - Affordable Properties of NCHP and AIMCO in February 2002. He is responsible for affordable property operations, refinancing and other value creation within AIMCO's affordable portfolio. Prior to joining AIMCO, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, during which time he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994.

Joel F. Bonder (age 53) was appointed Executive Vice President Legal and Regulatory Affairs in August 2001 and previously served as Executive Vice President, General Counsel and Secretary of NCHP and AIMCO effective December 1997 to August 2001. Prior to joining AIMCO, Mr. Bonder served as Senior Vice President and General Counsel of NHP from April 1994 until it was acquired by AIMCO in December 1997.

Paul J. McAuliffe (age 45) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Martha L. Long (age 42) has been Senior Vice President and Controller of NCHP and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. Martha L. Long has been Senior Vice President and
Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO.

(d) There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$35,000  and  non-audit  services  (principally  tax-related)  of  approximately
$11,000.

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2001.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,847               12.00%
  (affiliates of the General Partner)

The  business  address of AIMCO is 2000 South  Colorado  Boulevard,  Denver,  CO
80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2001 and 2000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,685,000 at December 31, 2001.

During the years ended December 31, 2001 and 2000, the General Partner made working capital advances of approximately $7,000 and $137,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2001 or 2000. The amount owed to the General Partner at December 31, 2001 was approximately $766,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.75% at December 31, 2001). During 2001 and 2000, interest of approximately $185,000 and $629,000, respectively, was accrued and expensed. During the year ended December 31, 2000, interest of approximately $278,000 was repaid by Trinity Apartments. No interest was repaid during the year ended December 31, 2001. In July 2000, the General Partner deeded Trinity Apartments to an affiliate of the General Partner in full satisfaction of the working capital advances owed of approximately $8,083,000 as well as accrued interest on these advances of approximately $1,590,000. Accrued interest on the remaining loan balance was approximately $1,337,000 at December 31, 2001.

Partnership administrative fees of approximately $5,000 were accrued on behalf of Trinity Apartments during the year ended December 31, 2000. These fees were payable to the General Partner without interest from cash available for distribution to partners. No payments were made during the year ended December 31, 2000. The balance due was part of the balance owed by Trinity Apartments to the General Partner.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment in October 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $227,000, and $393,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $329,000, and $600,000, respectively.

In 2001, an affiliate of AIMCO charged fees of approximately $49,000 to the Local Limited Partnerships related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee is payable from available surplus cash. This fee has been capitalized as part of fixed assets and is being depreciated over 15 years.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration.

                                     PART IV

Item 13.    Exhibits Reports on Form 8-K

      (a)   Exhibits

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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


/s/Patrick J. Foye                  Date:
Patrick J. Foye
President


/s/Martha L. Long                   Date:
Martha L. Long
Senior Vice President and
Controller

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Independent Auditors' Report


To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 2001, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited
Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 11 to the financial statements, certain of the Local Limited Partnership's notes payable were due February 28, 2001 and October 1, 2001. Continuation of the Local Limited Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity dates of these notes or repay or refinance the notes. These conditions raise substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                          /s/Ernst & Young LLP
Indianapolis, Indiana
February 22, 2002

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENTS OF FINANCIAL POSITION

                                (in thousands)

                                December 31, 2001



                                        ASSETS
Cash and cash equivalents                                          $     24
Accounts receivable, net (Note 2)                                        76
Tenants' security deposits held in trust funds                           51
Prepaid taxes and insurance                                              15
Mortgage escrow deposits and other reserves (Note 5)                    574
Rental property, net (Notes 4 and 5)                                  5,215
                                                                   $  5,955


                          LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and other accrued liabilities                   $    253
  Due to partners (Note 7)                                              122
                                                                        375
Tenant security deposits payable                                         50
Notes payable (Note 6)                                                3,402
Accrued interest on notes payable (Note 6)                           10,299
Mortgage notes payable (Note 5)                                       2,814
Partners' deficit                                                   (10,985)
                                                                   $  5,955

                See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                (in thousands)


                                                               Years Ended December 31,
                                                                   2001         2000
REVENUE:
  Rental income (Note 3)                                         $ 2,553      $ 4,407
  Interest income                                                     49           84
  Other income                                                       247          189
  Gain on foreclosure of investment property (Note 6)              1,732           --
                                                                   4,581        4,680

EXPENSES:
  Administrative expenses                                            316          503
  Utilities and operating expenses                                 1,261        2,577
  Management and other services from related party (Note 9)          227          393
  Salaries and related benefits to related party (Note 9)            329          600
  Depreciation and amortization                                      507          853
  Taxes and insurance                                                160          525
  Financial expenses - primarily interest (Note 5)                    54           86
  Interest on notes payable (Note 6)                               1,439        2,195
  Annual partnership administrative fees to General Partner
    (Note 7)                                                          15           22
  Entity expenses                                                     22           --
                                                                   4,330        7,754

Income (loss) before extraordinary item                              251       (3,074)
Extraordinary gain on forgiveness of debt (Note 6)                 9,328           --

NET INCOME (LOSS)                                                $ 9,579      $(3,074)

                See Accompanying Notes to Financial Statements


                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                   COMBINED STATEMENTS OF PARTNERS' DEFICIT

                                (in thousands)


                                      National
                                       Housing             The
                                     Partnership        National
                                     Realty Fund         Housing
                                         IV            Partnership         Total

Deficit at January 1, 2000            $(19,886)          $ (262)          $(20,148)

Distributions                              (19)               --               (19)

Net loss                                (3,043)              (31)           (3,074)

Deficit at December 31, 2000           (22,948)             (293)          (23,241)

Distributions                               (4)               --                (4)

Transfer of interest (Note 6)            2,654                27             2,681

Net income                               9,483                96             9,579

Deficit at December 31, 2001          $(10,815)          $ (170)          $(10,985)

Percentage interest at
  December 31, 2001                      (A)               (B)

(A) Holds a 99% limited partnership interest in two Local Limited Partnerships.

(B) Holds a 1% general partnership interest in two Local Limited Partnerships.

                See Accompanying Notes to Financial Statements


                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                   Years Ended December 31,
                                                                     2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                                 $ 2,230         $ 4,320
   Interest receipts                                                    30              87
   Other operating receipts                                            239              57
   Interest reduction subsidy                                           27              51
            Total receipts                                           2,526           4,515

  Disbursements:
   Administrative                                                     (352)           (285)
   Management fees                                                    (268)           (358)
   Utilities                                                          (725)           (843)
   Salaries and wages                                                 (446)         (1,157)
   Operating and maintenance                                          (934)         (1,248)
   Real estate taxes                                                  (254)           (223)
   Property insurance                                                  (53)            (85)
   Miscellaneous taxes and insurance                                   (69)           (197)
   Tenant security deposits                                             (1)              2
   Other operating disbursements                                        --             (46)
   Interest on mortgage                                                (47)            (51)
   Mortgage insurance premium                                           (3)            (32)
   Miscellaneous financial expenses                                     (5)             (3)
   Entity disbursements:
     Miscellaneous disbursements                                       (37)             (3)
            Total disbursements                                     (3,194)         (4,529)

Net cash used in operating activities                                 (668)            (14)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in mortgage escrow deposits and other reserves             61            (706)
  Net purchase of fixed assets                                        (864)           (526)
  Other investing                                                       10             (18)
  Insurance proceeds                                                   628              --

Net cash used in investing activities                                 (165)         (1,250)

                See Accompanying Notes to Financial Statements



                                  EXHIBIT 99.1

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                COMBINED STATEMENTS OF CASH FLOWS (continued)

                                (in thousands)
                                                                   Years Ended December 31,
                                                                      2001           2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage principal payments                                        $  (259)        $ (365)
  Advances from HUD                                                      622          1,005
  Proceeds from loans or notes payable                                    31            314
  Distributions                                                           (4)           (19)

Net cash provided by financing activities                                391            935

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (442)          (329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           466            795

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   24          $ 466

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN
  OPERATING ACTIVITIES:
   Net income (loss)                                                 $ 9,579       $ (3,074)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
      Depreciation and amortization                                      507            853
      Gain on foreclosure                                             (1,732)            --
      Extraordinary gain on forgiveness of debt                       (9,328)            --
      Casualty gain                                                     (145)            --
      Changes in operating assets and liabilities:
        Tenant accounts receivables                                       (6)           (30)
        Accounts receivable - other                                      (34)           (86)
        Accounts receivable - HUD                                       (321)            21
        Prepaid expenses                                                 (18)           (12)
        Cash restricted for tenants' security deposits                    (6)            17
        Other assets                                                      53             --
        Accounts payable trade                                          (429)            80
        Accrued liabilities                                             (283)            42
        Accrued interest notes payable                                 1,674          2,199
        Tenant security deposits held in trust                           (20)           (15)
        Prepaid revenue                                                  (45)           (32)
        Entity liability accounts                                       (114)            23
            Total adjustments                                        (10,247)         3,060

Net cash used in operating activities                                $ (668)        $ (14)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
   Net write-off of assets and liabilities to reflect
     foreclosures and treated as a transfer of partnership
     interests                                                       $ 2,681          $ --

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

During 1986, the Partnership acquired 99% Limited Partnership interests in four limited partnerships (the "Local Limited Partnerships") which were organized in 1986 to acquire and operate existing rental housing projects. The rental housing projects were originally organized under Sections 236 or 221(d)(3) of the National Housing Act. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. As of December 31, 2001, the Partnership continues to hold interests in two Local Limited Partnerships.

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

Basis of Combination

The combined financial statements include the accounts of the following four Local Limited Partnerships in which the Partnership holds a limited partnership interest during 2001 and 2000, respectively:

    Kennedy Homes Limited Partnership
    Loring Towers Apartments Limited Partnership
    Capital Park Limited Partnership (interest lost March 16, 2001)
    Royal Towers Limited Partnership (HUD foreclosed on property March 31, 2001)

Significant Accounting Policies

The financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Depreciation of the buildings and improvements is computed generally by the straight-line method over the estimated useful lives of the related assets. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnerships and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus cash in excess of current requirements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

(2)   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                December 31, 2001
                                                 (in thousands)
Net tenant accounts receivable                        $  23
Housing assistance receivable (see Note 3)               24
Other                                                    29

Net accounts receivable                               $  76

(3)   HOUSING ASSISTANCE AGREEMENTS

The FHA had contracted with both of the subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements were for one year with one year renewal options. During the years ended December 31, 2001 and 2000, the projects received a total of approximately $1,565,000 and $2,745,000, respectively, of rental assistance from HUD.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 359 units, 94 percent of the total units owned by the properties in which the Partnership has invested receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year within the Section 8 rent subsidy contracts expire:

                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2002                  359                  100%                  94%

All of the units (359 in total) receiving rent subsidies from Section 8 have their contracts expiring during the year ending December 31, 2002. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year,
(2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Loring Towers and Kennedy Homes both elected to renew their contracts during the year ended December 31, 2001 without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies.

(4)   RENTAL PROPERTY

Rental property consists of the following:

                                               December 31, 2001
                                                (in thousands)
Land                                                $   591
Buildings and improvements                            6,942
Furniture and equipment                                 584
                                                      8,117

Less accumulated depreciation                        (2,902)

Rental property, net                                $ 5,215

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

Approximate maturities of mortgage notes payable for the next five years and thereafter are as follows (in thousands):

          2002                 $ 212
          2003                   229
          2004                   247
          2005                   266
          2006                   287
       Thereafter              1,573
                              $2,814

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

These notes mature as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)

Kennedy Homes Limited Partnership          02/28/2001*    $ 1,402         $ 4,244

Loring Towers Apartments Limited
  Partnership                              10/01/2001*      2,000           6,055

      Total Due 2001                                      $ 3,402         $10,299

*     Notes are in default.

The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note.

During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

During the year ended December 31, 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a
Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on forgiveness of debt. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

(7)   DUE TO PARTNERS

Annual partnership administration fees of approximately $15,000 and $22,000 were accrued for 2001 and 2000, respectively. These fees are payable to the General Partner without interest from surplus cash available for distribution to partners. The accumulated fees owed to the General Partner were approximately $118,000 at December 31, 2001.

During 2001 and 2000, the General Partner advanced approximately $31,000 and $314,000, respectively, to one and two of the Local Limited Partnerships, respectively, to fund entity expenses. The balance owed to the General Partner by the Local Limited Partnerships at December 31, 2001 was approximately $44,000. Interest is charged at a rate equal to the prime interest rate plus 2% (6.75% at December 31, 2001). During 2001, interest on advances from the General Partner of approximately $2,000 was recorded. No interest was recorded in 2000.

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

(9)   RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited Partnerships. NHPMC and other affiliates of NCHP earned approximately $227,000, and $393,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during 2001 and 2000, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2001 and 2000, were approximately $329,000, and $600,000, respectively.

In 2001, an affiliate of AIMCO charged fees of approximately $49,000 to the Local Limited Partnerships related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current and certain prior year additions to fixed assets. This fee is payable from available surplus cash. This fee has been capitalized as part of fixed assets and is being depreciated over 15 years.

Beginning  in  2001,  the  Local  Limited   Partnerships  began  insuring  their
properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Local Limited Partnerships insure their properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Local Limited Partnerships paid AIMCO and its affiliates approximately $42,000 for insurance coverage and fees associated with policy claims administration.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(11)  GOING CONCERN

The Local Limited Partnership's notes payable were due February 28, 2001 and October 1, 2001 (see Note 6). Continuation of the Local Limited Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity date of these notes, or repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(12)  GAIN ON CASUALTY

Kennedy Homes Limited Partnership's property experienced damaged from a fire in 2000. As insurance and repair damaged were not estimable in 2000, no amounts were recorded. In 2001, insurance proceeds of approximately $575,000 were received and fixed assets with a net book value of approximately $412,000 were written off and emergency costs of approximately $38,000 were incurred, which resulted in a gain on casualty of approximately $124,000. The casualty gain is reflected in other income on the combined statement of operations. The proceeds received were used to replace the damaged assets. The Partnership anticipates receiving additional insurance proceeds in 2002.

Loring Towers Associates' property experienced damages from a fire in 2000. As insurance and repair damages were not estimable in 2000, no amounts were recorded. In 2001, insurance proceeds of approximately $53,000 were received and fixed assets with a net book value of approximately $32,000 were written off which resulted in a gain on casualty of approximately $21,000. The casualty gain is reflected in other income on the combined statement of operations.

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.