Form 10QSB
period 2002-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2002-05-13
CIK 780149

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

                For the quarterly period ended March 31, 2002


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
                                (in thousands)

                                 March 31, 2002



                          ASSETS
  Cash and cash equivalents                                        $ --
                                                                   $ --

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        1,714
  Due to General Partner (Note 3)                                    804
  Accrued interest on partner loans (Note 3)                       1,373
  Other accrued expenses                                              11
                                                                   3,902
Partners' capital (deficit):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,851
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (214)
  Other Limited Partners -- 15,394 investment units               (7,539)
                                                                  (3,902)
                                                                   $ --

                See Accompanying Notes to Financial Statements

b)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                               2002       2001

COSTS AND EXPENSES:
  Interest on partner loans (Note 3)                           $  36      $ 48
  Administrative and reporting fees to General Partner
   (Note 3)                                                       29        29
  Other operating expenses                                        13        23
                                                                  78       100

NET LOSS                                                       $ (78)   $ (100)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (1)      $ (1)
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                 (1)      (1)
  Other Limited Partners - 15,394 investment units                (76)      (98)

                                                               $ (78)    $ (100)

NET LOSS PER LIMITED PARTNERSHIP INTEREST                     $ (4.94)  $ (6.37)

                See Accompanying Notes to Financial Statements

c)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                   Statement of Partners' CAPITAL (Deficit)
                                   (Unaudited)
                                (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Capital (deficit) at
  December 31, 2001                 $ 3,852       $ (213)       $(7,463)      $(3,824)

Net loss - three months ended
  March 31, 2002                         (1)           (1)          (76)          (78)

Capital (deficit) at
  March 31, 2002                    $ 3,851       $ (214)       $(7,539)      $(3,902)

Percentage interest at
  March 31, 2002                       1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                See Accompanying Notes to Financial Statements


d)

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                (in thousands)


                                                                      Three Months Ended
                                                                           March 31,
                                                                       2002         2001
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Operating expenses paid, including rental expense                   $ (40)       $ (14)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Loans from General Partner                                              38           --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2)         (14)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2           22

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ --         $ 8

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES
   Net loss                                                           $ (78)       $ (100)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Administrative and reporting fees payable to General
        Partner                                                           29           29
      Accounts payable                                                   (38)          --
      Accrued interest on Partner loans                                   36           48
      Other accrued expenses                                              11            9

      Total adjustments                                                   76           86

Net cash used in operating activities                                 $ (40)       $ (14)

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

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(2)   INVESTMENTS IN ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership and Royal Towers Apartments. The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the year ended December 31, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the year ended December 31, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2002, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $165,000 in losses from one Local Limited Partnership and $768,000 of losses from all the Local Limited Partnerships during the three months ended March 31, 2002 and 2001, respectively. In addition, the Partnership did not recognize a gain of approximately $4,000 from one Local Limited Partnership during the three months ended March 31, 2002 due to previously unrecognized losses. As of March 31, 2002, the Partnership had not recognized approximately $10,839,000, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero.

During May 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership.

During June 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on forgiveness of debt. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at March 31, 2002. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

During the three months ended March 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the three months ended March 31, 2001. There were no repayments made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2002 or 2001. Interest is charged on advances at the prime rate plus 2% (6.75% at March 31, 2002).

The following are combined statements of operations for the three months ended March 31, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                        Three Months Ended
                                             March 31,
                                         2002         2001
                                          (in thousands)
Rental income                           $ 486       $ 1,048
Other income                                16           48
Casualty gain                              135           --
   Total income                            637        1,096

Operating expenses                         327        1,039
Interest, taxes, and insurance             373          615
Depreciation                               100          218
   Total expense                           800        1,872

Net loss                                $ (163)      $ (776)

National Housing Partnership
  Realty Fund IV share of losses        $ (161)      $ (768)

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During both the three month periods ended March 31, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $29,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,714,000 at March 31, 2002.

During the three months ended March 31, 2002, the General Partner made working capital advances of approximately $38,000 to the Partnership. During the three months ended March 31, 2001, no working capital advances were made to the Partnership. No working capital repayments were made during the three months ended March 31, 2002 or 2001. The amount owed to the General Partner at March 31, 2002 was approximately $804,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.75% at March 31, 2002). Accrued interest on the remaining loan balance amounted to approximately $1,373,000 at March 31, 2002.

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

(4)   GOING CONCERN

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

The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local government agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

Cash and cash equivalents amounted to approximately zero at March 31, 2002 as compared to approximately $8,000 at March 31, 2001. The decrease of approximately $2,000 in cash and cash equivalents since December 31, 2001 is due to approximately $40,000 of cash used in operating activities partially offset by $38,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2002, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying Properties.

As of March 31, 2002, the Partnership owed the General Partner approximately $1,714,000 for administrative and reporting services performed. As of March 31, 2002, the Partnership owed the General Partner approximately $804,000 plus accrued interest of approximately $1,373,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result from the sale or refinancing of the Local Limited Partnerships' properties, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount is included in operating expenses for the three months ended March 31, 2001. There were no repayments made between the Partnership and the Local Limited Partnerships during the three months ended March 31, 2002 or 2001. Interest is charged on advances at the prime rate plus 2% (6.75% at March 31, 2002).

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the three months ended March 31, 2002 and 2001, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. Due to weak rental market conditions where the properties are located, the General Partner believes the amounts due on the acquisition notes may exceed the value to be obtained by a sale or refinancing of the properties. The notes were due February 28, 2001 for Kennedy Homes and October 1, 2001 for Loring Towers Apartments. The note payable at Loring Towers Apartments was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the Partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. Each of the notes are in default and the noteholders have not exercised their rights under the notes, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnerships. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of their respective notes, or to repay or refinance their note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of March 31, 2002 and 2001, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of income or losses from the four Local Limited Partnerships.

During May 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership.

During June 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $1,732,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and recognized as an extraordinary gain on forgiveness of debt. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership.

The Partnership recognized a net loss of approximately $78,000 for the three months ended March 31, 2002 compared to a net loss of approximately $100,000 for the three months ended March 31, 2001. The decrease in net loss is due to decreased other operating and interest expenses. Other operating expenses decreased due to an advance to Royal Towers in 2001 which was expensed. No similar advances were made during the three months ended March 31, 2002.
Interest expense decreased due to a decrease in the average interest rate charged on the loans due to the General Partner.

The Partnership did not recognize approximately $165,000 of its allocated share of losses from one Local Limited Partnership for the three months ended March 31, 2002, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years. In addition, the Partnership did not recognize a gain of approximately $4,000 from one Local Limited Partnership during the three months ended March 31, 2002 due to previously unrecognized losses. The Partnership's share of income and losses from the Local Limited Partnerships, if not limited to its investment account balance, would have decreased approximately $607,000 between the periods, primarily due to decreases in operating and interest expenses.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K filed during the quarter ended March 31, 2002:

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