Form 10QSB
period 2002-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2002-08-14
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                         Statement of Financial Position
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



       ASSETS
Cash and cash equivalents                                             $ --

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
   Accounts payable                                                    $ 3
   Administrative and reporting fee payable to
      General Partner (Note 3)                                         1,743
   Due to General Partner (Note 3)                                       805
   Accrued interest on partner loans (Note 3)                          1,410
   Other accrued expenses                                                 27
                                                                       3,988
Partners' capital (deficit):
   General partner -- The National Housing
      Partnership (NHP)                                                3,850
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                            (215)
   Other limited partners -- 15,394 investment
      units                                                           (7,623)
                                                                      (3,988)

                                                                      $   --

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                   2002        2001        2002         2001
Other Income:
  Interest income                                  $ --         $ 1        $ --         $ 1
  Other income                                         --           2          --           2
                                                       --           3          --           3

Costs and Expenses:
  Interest on partner loans (Note 3)                   37          44          73          92
  Administrative and reporting fees to
   General Partner (Note 3)                            29          29          58          58
  Other operating expenses                             20          16          33          39
                                                       86          89         164         189
NET LOSS                                           $ (86)      $ (86)     $ (164)      $ (186)

ALLOCATION OF NET LOSS:
  General Partner - NHP                            $ (1)       $ (1)       $ (2)        $ (2)
  Original Limited Partner - 1133 Fifteenth
   Street Four Associates                              (1)         (1)         (2)         (2)
  Other Limited Partners                              (84)        (84)       (160)       (182)

                                                   $ (86)      $ (86)     $ (164)      $ (186)

Net loss per limited partnership interest         $ (5.46)    $ (5.46)    $(10.39)    $(11.82)

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                   Statement of Partners' CAPITAL (Deficit)
                                   (Unaudited)
                       (in thousands, except unit data)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Capital (deficit) at
  December 31, 2001                 $ 3,852       $ (213)       $(7,463)      $(3,824)

Net loss - six months ended
  June 30, 2002                          (2)           (2)         (160)         (164)

Capital (deficit) at
  June 30, 2002                     $ 3,850       $ (215)       $(7,623)      $(3,988)

Percentage interest at
  June 30, 2002                          1%            1%           98%         100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C)   Consists of 15,394 investment units

                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                (in thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                       2002         2001
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Interest income                                                      $ --         $ 1
  Other income                                                            --            2
  Operating expenses paid, including rental expense                      (41)         (23)
     Net cash used in operating activities                               (41)         (20)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Loans from General Partner                                              39           --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2)         (20)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2           22

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ --         $ 2

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES
   Net loss                                                           $ (164)      $ (186)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Accounts payable and accrued expenses from rental
        operations                                                       (35)          --
      Administrative and reporting fees payable to General
        Partner                                                           58           58
      Accrued interest on Partner loans                                   73           92
      Other accrued expenses                                              27           16

      Total adjustments                                                  123          166

Net cash used in operating activities                                 $ (41)       $ (20)

                See Accompanying Notes to Financial Statements

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

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership and Royal Towers Apartments. The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the year ended December 31, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the year ended December 31, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2002, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $487,000 in losses from two Local Limited Partnerships and $555,000 of losses from all the Local Limited Partnerships during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Partnership had not recognized approximately $11,166,000, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the six months ended June 30, 2001 was sufficient to recover prior year's losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the six months ended June 30, 2001 was $2,460,000.

During 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership. The note was due February 28, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the
Partnership will not receive any future benefits from this Local Limited Partnership.

During June 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. The outstanding loan balances of approximately $9,328,000 were forgiven and included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at June 30, 2002. To the extent these advances are repaid by the Local Limited Partnerships in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnerships. These advances are carried as a payable to the Partnership by the Local Limited Partnerships.

During the six months ended June 30, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover Partnership entity expenses. This amount is included in operating expenses for the six months ended June 30, 2001. There were no repayments made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 2002 and 2001. Interest is charged on advances at the prime rate plus 2% (6.75% at June 30, 2002).

The following are combined statements of operations for the three and six months ended June 30, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2002         2001        2002        2001
                                                    (Restated)              (Restated)
                                           (in thousands)           (in thousands)

Rental income                            $ 484        $ 483        $ 970      $ 1,531
Other income                                 24           12           40          60
Casualty gain                                --           --          135          --
Gain on foreclosure                          --       11,060           --      11,060
   Total income                             508       11,555        1,145      12,651

Operating expenses                          345          404          672       1,443
Interest, taxes and insurance               395          359          768         974
Depreciation                                 97           95          197         313
   Total expense                            837          858        1,637       2,730

Net loss                                 $ (329)     $10,697      $ (492)     $ 9,921

National Housing Partnership
  Realty Fund IV share of losses         $ (326)     $10,590      $ (487)     $ 9,822

(3)   TRANSACTIONS  WITH THE  GENERAL  PARTNER AND  AFFILIATES  OF THE GENERAL
      PARTNER

During both the six month periods ended June 30, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $58,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,743,000 at June 30, 2002.

During the six months ended June 30, 2002, the General Partner made working capital advances of approximately $39,000 to the Partnership. During the six months ended June 30, 2001, no working capital advances were made to the Partnership. No working capital repayments were made during the six months ended June 30, 2002 or 2001. The amount owed to the General Partner at June 30, 2002 was approximately $805,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.75% at June 30, 2002). Accrued interest on the remaining loan balance amounted to approximately $1,410,000 at June 30, 2002.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of one or more of the underlying properties of the Local Limited Partnerships. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

All the properties in which the Partnership has invested carry deferred acquisition notes due to the original owners of the properties. These notes are secured by both the Partnership's and the General Partner's interests in the Local Limited Partnerships and are subordinated to the respective mortgage notes on each property for as long as the mortgage notes are insured by HUD. In the event of a default on these notes, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnerships. The notes were due February 28, 2001 for Kennedy Homes and October 1, 2001 for Loring Towers Apartments. The note payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. The affiliate is considering foreclosing on the Partnership's interests in Loring Towers Apartments.

(4)   GOING CONCERN

The Local Limited Partnerships' notes payable were due February 28, 2001 and October 1, 2001. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity dates of these notes, or repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

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

Cash and cash equivalents amounted to approximately zero at June 30, 2002 as compared to approximately $2,000 at June 30, 2001. The decrease of approximately $2,000 in cash and cash equivalents since December 31, 2001 is due to approximately $41,000 of cash used in operating activities partially offset by $39,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2002, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying properties.

As of June 30, 2002, the Partnership owed the General Partner approximately $1,743,000 for administrative and reporting services performed. As of June 30, 2002, the Partnership owed the General Partner approximately $805,000 plus accrued interest of approximately $1,410,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result from the sale or refinancing of the Local Limited Partnerships' properties, rather than through recurring operations. The General Partner is in no way legally obligated to make such loans.

During the six months ended June 30, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover Partnership entity expenses. This amount is included in operating expenses for the six months ended June 30, 2001. There were no repayments made between the Partnership and the Local Limited Partnerships during the six months ended June 30, 2002 and 2001. Interest is charged on advances at the prime rate plus 2% (6.75% at June 30, 2002).

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the six months ended June 30, 2002 and 2001, respectively. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 2002, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of income or losses from the four Local Limited Partnerships.

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

During June 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. The outstanding loan balances of approximately $9,328,000 were forgiven and included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership.

The Partnership recognized a net loss of approximately $164,000 for the six months ended June 30, 2002 compared to a net loss of approximately $186,000 for the six months ended June 30, 2001. The decrease in net loss is due to decreased other operating and interest expenses. Other operating expenses decreased due to an advance to Royal Towers in 2001 which was expensed. No similar advances were made during the six months ended June 30, 2002. Interest expense decreased due to a decrease in the average interest rate charged on the loans due to the General Partner.

The Partnership did not recognize approximately $487,000 of its allocated share of losses from two Local Limited Partnerships for the six months ended June 30, 2002, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. As of June 30, 2002, the Partnership had not recognized approximately $11,166,000, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the six months ended June 30, 2001 was sufficient to recover prior year's losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the six months ended June 30, 2001 was $2,460,000.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.