Form 10QSB
period 2002-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2002-11-14
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



       ASSETS
Cash and cash equivalents                                             $ --

       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
   Accounts payable                                                   $ 19
   Administrative and reporting fee payable to
      General Partner (Note 3)                                         1,772
   Due to General Partner (Note 3)                                       805
   Accrued interest on partner loans (Note 3)                          1,448
   Other accrued expenses                                                 29
                                                                       4,073
Partners' capital (deficit):
   General partner -- The National Housing
      Partnership (NHP)                                                3,849
   Original limited partner -- 1133 Fifteenth
      Street Four Associates                                            (216)
   Other limited partners -- 15,332 investment
      units                                                           (7,706)
                                                                      (4,073)

                                                                      $ --

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                   2002        2001        2002         2001
REVENUES:
  Distributions received in excess of
    investment in Local Limited Partnerships       $ --         $ 3        $ --         $ 3
  Interest income                                      --          --          --           1
  Other income                                         --          --          --           2
                                                       --           3          --           6

Costs and Expenses:
  Interest on partner loans (Note 3)                   38          56         111         148
  Administrative and reporting fees to
   General Partner (Note 3)                            29          29          87          87
  Other operating expenses                             18          15          51          54
                                                       85         100         249         289
NET LOSS                                           $ (85)      $ (97)     $ (249)      $ (283)

ALLOCATION OF NET LOSS:
  General Partner - NHP                            $ (1)       $ (1)       $ (3)        $ (3)
  Original Limited Partner - 1133 Fifteenth
   Street Four Associates                              (1)         (1)         (3)         (3)
  Other Limited Partners                              (83)        (95)       (243)       (277)

                                                   $ (85)      $ (97)     $ (249)      $ (283)

Net loss per limited partnership interest         $ (5.39)    $ (6.17)    $(15.79)    $(17.99)

                       See Accompanying Notes to Financial Statements


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                    Statement of Partners' CAPITAL (Deficit)
                                   (Unaudited)
                        (in thousands, except unit data)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)       Associates     Partners       Total

Capital (deficit) at
  December 31, 2001                 $ 3,852       $ (213)       $(7,463)      $(3,824)

Net loss - nine months ended
  September 30, 2002                     (3)           (3)         (243)         (249)

Capital (deficit) at
  September 30, 2002                $ 3,849       $ (216)       $(7,706)      $(4,073)

Percentage interest at
  September 30, 2002                     1%            1%           98%         100%
                                        (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 15,332 investment units at September 30, 2002 and 15,394 investment units at September 30, 2001. During the nine months ended
      September 30, 2002, 62 units were abandoned (Note 4).

                       See Accompanying Notes to Financial Statements


                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in Local
    Limited Partnerships                                               $ --         $ 3
  Interest income                                                         --            1
  Other income                                                            --            2
  Operating expenses paid, including rental expense                      (41)         (32)
     Net cash used in operating activities                               (41)         (26)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Loans from General Partner                                              39            7

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2)         (19)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2           22

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ --         $ 3

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES
   Net loss                                                           $ (249)      $ (283)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Accounts payable and accrued expenses from rental
        operations                                                       (19)          --
      Administrative and reporting fees payable to General
        Partner                                                           87           87
      Accrued interest on Partner loans                                  111          148
      Other accrued expenses                                              29           22

      Total adjustments                                                  208          257

Net cash used in operating activities                                 $ (41)       $ (26)

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Capital Park Limited Partnership and Royal Towers Apartments. The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the year ended December 31, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the year ended December 31, 2001 (see discussion below). The Partnership owns a 99% limited partnership interest in Loring Towers Apartments Limited Partnership and Kennedy Homes Limited Partnership. The investments in Local Limited Partnerships are accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnerships. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. Thus, the investments are carried at cost less the Partnership's share of the Local Limited Partnerships' losses and distributions plus the Partnership's share of Local Limited Partnerships' profits. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnerships, nor otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the individual Local Limited Partnerships, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2002, investments in all Local Limited Partnerships had been reduced to zero. As a result, the Partnership did not recognize approximately $809,000 in losses from two Local Limited Partnerships and $881,000 of losses from all the Local Limited Partnerships during the nine months ended September 30, 2002 and 2001, respectively. As of September 30,
2002, the Partnership had not recognized approximately $11,488,000, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the nine months ended September 30, 2001 was sufficient to recover prior year's losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the nine months ended September 30, 2001 was $2,266,000.

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

During the year ended December 31, 2001, HUD foreclosed on the property owned by Royal Towers Limited Partnership. HUD had controlled the property under a mortgagee-in-possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. The outstanding loan balances of approximately $9,328,000 were forgiven and are included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership.

Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership's investment in Local Limited Partnerships. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnerships, the aggregate balance of investments in and advances to the Local Limited Partnerships has been reduced to zero at September 30, 2002.

During the nine months ended September 30, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover Partnership entity expenses. This amount is included in operating expenses for the nine months ended September 30, 2001. There were no repayments made between the Partnership and Royal Towers prior to its loss to foreclosure in 2001. There were no advances from the Partnership during the nine months ended September 30, 2002 and there were no remaining advances payable to the Partnership from the Local Limited Partnerships at September 30, 2002.

The following are combined statements of operations for the three and nine months ended September 30, 2002 and 2001, respectively, of the Local Limited Partnerships in which the Partnership has invested. The statements are compiled from financial statements of the Local Limited Partnerships, prepared on the accrual basis of accounting, as supplied by the managing agents of the projects, and are unaudited.

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2002         2001        2002        2001
                                                                            (Restated)
                                           (in thousands)           (in thousands)

Rental income                            $ 491        $ 507       $ 1,461     $ 2,038
Other income                                 12           15           52          75
Casualty gain                                --           --          136          --
Gain on foreclosure                          --           --           --      11,060
   Total income                             503          522        1,649      13,173

Operating expenses                          324          370          996       1,813
Interest, taxes and insurance               405          388        1,173       1,362
Depreciation                                 99           94          297         407
   Total expenses                           828          852        2,466       3,582

Net (loss) income                        $ (325)      $ (330)     $ (817)     $ 9,591

National Housing Partnership
  Realty Fund IV share of (losses)
  income                                 $ (322)      $ (327)     $ (809)     $ 9,495

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During both the nine month periods ended September 30, 2002 and 2001, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $87,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during each of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,772,000 at September 30, 2002.

During the nine months ended September 30, 2002 and 2001, the General Partner made working capital advances of approximately $39,000 and $7,000, respectively, to the Partnership. No working capital repayments were made during the nine months ended September 30, 2002 or 2001. The amount owed to the General Partner at September 30, 2002 was approximately $805,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.75% at September 30, 2002). Accrued interest on the loan balance amounted to approximately $1,448,000 at September 30, 2002.

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

(4)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2002, the number of Limited Partnership Units decreased by 62 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2001.

(5) GOING CONCERN

The Local Limited Partnerships' notes payable were due February 28, 2001 and October 1, 2001. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity dates of these notes, or repay or refinance the notes. There can be no assurance as to when, or if, such holders may seek to exercise such rights. These conditions raise substantial doubt about the ability of the Partnership to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(6) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Local Limited Partnership's properties receive one or more forms of assistance from Federal, state or local government agencies. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Cash and cash equivalents amounted to approximately zero at September 30, 2002 as compared to approximately $3,000 at September 30, 2001. The decrease of approximately $2,000 in cash and cash equivalents since December 31, 2001 is due to approximately $41,000 of cash used in operating activities partially offset by approximately $39,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2002, is dependent on distributions received from the Local Limited Partnerships and proceeds from the sales or refinancing of the underlying properties.

As of September 30, 2002, the Partnership owed the General Partner approximately $1,772,000 for administrative and reporting services performed. As of September 30, 2002, the Partnership owed the General Partner approximately $805,000 plus accrued interest of approximately $1,448,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result from the sale or refinancing of the Local Limited Partnerships' properties, rather than through recurring operations. The General Partner is in no way legally obligated to make such loans.

During the nine months ended September 30, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover Partnership entity expenses. This amount is included in operating expenses for the nine months ended September 30, 2001. There were no repayments made between the Partnership and Royal Towers prior to its loss to foreclosure in 2001. There were no advances from the Partnership during the nine months ended September 30, 2002 and there were no remaining advances payable to the Partnership from the Local Limited Partnerships at September 30, 2002.

Distributions received from Local Limited Partnerships represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnerships. As a result of the use of the equity method of accounting for the Partnership's investment in Local Limited Partnerships, investment carrying values for each of the Local Limited Partnerships has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in Local Limited Partnerships. There were no cash distributions received from the Local Limited Partnerships during the nine months ended September 30, 2002. A cash distribution of approximately $3,000 was received from one of the Local Limited Partnerships during the nine months ended September 30, 2001. The receipt of distributions in future quarters is dependent upon the operations of the underlying properties of the Local Limited Partnerships to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operate four rental housing properties. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it has invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 2002, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of income or losses from its two remaining Local Limited Partnerships.

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

During the year ended December 31, 2001, HUD foreclosed on the property owned by Royal Towers Limited Partnership. HUD had controlled the property under a mortgagee-in-possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. The outstanding loan balances of approximately $9,328,000 were forgiven and are included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership.

The Partnership recognized a net loss of approximately $249,000 for the nine months ended September 30, 2002 compared to a net loss of approximately $283,000 for the nine months ended September 30, 2001. The decrease in net loss is due to decreased interest and other operating expenses. Interest expense decreased due to a decrease in the average interest rate charged on the loans due to the General Partner. Other operating expenses decreased due to an advance to Royal Towers in 2001 which was expensed. No similar advances were made during the nine months ended September 30, 2002. This decrease was partially offset by an increase in professional expenses.

The Partnership did not recognize approximately $809,000 of its allocated share of losses from two Local Limited Partnerships for the nine months ended September 30, 2002, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years. As of September 30, 2002, the Partnership had not recognized approximately $11,488,000, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the nine months ended September 30, 2001 was sufficient to recover prior year's losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the nine months ended September 30, 2001 was $2,266,000.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, Its sole General Partner


                                     By:  /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                   _______________________
                                   Patrick J. Foye
                                   President of National Corporation for Housing Partnerships, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund IV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of National  Corporation for Housing
                                    Partnerships,   equivalent   of  the   chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                              /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.