Form 10KSB
period 2002-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2003-03-31
CIK 780149

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934


                   For the fiscal year ended December 31, 2002

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

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                        15,332 Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $0

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

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

On June 3, 1997, Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, together with its subsidiaries and other controlled entities, the "AIMCO Group", acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Partnership's business is to hold limited partnership interests in limited partnerships ("Local Limited Partnerships") which, in turn, own and operate multi-family rental housing properties ("Properties"). The Partnership acquired the interests in the Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments which was foreclosed upon in July 2000 by the General Partner. During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership. During the year ended December 31, 2002, the noteholder foreclosed on the Partnership's interest in Loring Towers Limited Partnership. The Partnership continues to hold a limited partnership interest in one Local Limited Partnership.

With respect to the remaining Local Limited Partnership, NHP is the general partner and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Registrant's rights and obligations to make additional contributions or loans to the Local Limited Partnership.

The Partnership's investment objectives are:

      (1)   preserve and protect Partnership capital;

      (2) provide current tax benefits to Limited Partners to the extent permitted by law, including, but not limited to, deductions that Limited Partners may use to offset otherwise taxable income from other sources;

      (3) provide capital appreciation through increase in value of the Partnership's investment, subject to considerations of capital preservation and tax planning; and

      (4) provide potential cash distributions from sale or refinancing of the Partnership's investment and, on a limited basis, from operations.

The Partnership does not have any employees. Management and administrative services are performed for the Partnership by the General Partner and agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The following is a schedule of the Property owned directly by the Local Limited Partnership in which the Partnership is a limited partner:

                             SCHEDULE OF PROPERTY OWNED BY THE
              LOCAL LIMITED PARTNERSHIP IN WHICH NATIONAL HOUSING PARTNERSHIP
                        REALTY FUND IV HAS AN INVESTMENT



                                                                             Occupancy
                                           Financed,    Units Authorized     Percentage
                                           Insured       for Rental    for the Years Ended
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (B)     2002     2001

Kennedy Homes                    172          (A)              172          82%       89%
  Gainesville, Florida
  (Kennedy Homes Limited
    Partnership)

(A) The mortgage is insured by the Federal Housing Administration under the provisions of Section 221(d)(3) of the National Housing Act.

(B) Section 8 of Title II of the Housing and Community Development Act of 1974.

Ownership Percentages

The following details the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The Partnership's interest in the Local Limited Partnership is limited partner interests. Also included is the total mortgage encumbrance and note payable and accrued interest on the property for the Local Limited Partnership as of December 31, 2002.


                           NHP Realty       Original
                             Fund IV         Cost of                        Note Payable
                           Percentage       Ownership        Mortgage        and Accrued
Partnership                 Ownership       Interest           Note           Interest
                                         (in thousands)   (in thousands)   (in thousands)
Kennedy Homes Limited
  Partnership                  99%           $1,114           $ 660            $6,183

Although the Local Limited Partnership, in which the Partnership has invested, owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Local Limited Partnership's Property from market competition.

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

The Federal Housing Administration (FHA) has contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The terms of the agreement are for one year with one year renewal options.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 172 units, all of the units owned by the property in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under
Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from properties owned by the Local Limited Partnerships, there can be no assurance that the provisions will not significantly affect the operations of the properties of the Local Limited Partnerships. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year in which the Section 8 rent subsidy contract expires:


                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2003                  172                  100%                  100%

All of the units (172 in total) receiving rent subsidies from Section 8 have their contract expiring during the year ending December 31, 2003. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Kennedy Homes elected to renew its contract during the year ended December 31, 2002 without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies.

HUD Approval and Enforcement

The property owned by the Partnership is subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance". HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

Item 2.     Properties

See "Item 1 - Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in a Local Limited Partnership.

Item 3.     Legal Proceedings

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market  for  the   Registrant's   Partnership   Interests  and  Related
     Partnership Matters

(a) Interests in the Partnership were sold through a public offering. There is no established market for resale of interests in the Partnership and it is not anticipated that such a market will develop in the future. Accordingly, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

(b) As of December 31, 2002, there were 1,120 registered holders of 15,332 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1").

(c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2002.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Partnership generates cash from distributions from the Local Limited Partnership. The Partnership's only other source of liquidity is from loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

The Local Limited Partnership's property receives one or more forms of assistance from Federal, state or local government agencies. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions, loans or advances is generally restricted by these government-assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received from the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Cash distributions totaling approximately $4,000 were received from one Local Limited Partnership during the year ended December 31, 2001. No such cash distributions were received during the year ended December 31, 2002. The receipt of distributions in future years is dependent on the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

Cash and cash equivalents amounted to approximately zero at December 31, 2002 as compared to approximately $2,000 at December 31, 2001. The decrease of approximately $2,000 is due to approximately $41,000 of cash used in operating activities partially offset by approximately $39,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from the General Partner. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2002, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying Property.

As of December 31, 2002, the Partnership owed the General Partner approximately $1,800,000 for administrative and reporting services performed. Working capital advances of approximately $39,000 occurred between the Partnership and the General Partner during the year ended December 31, 2002. As of December 31, 2002, the Partnership owed the General Partner approximately $805,000 plus accrued interest of approximately $1,485,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result from the sale or refinancing of the Local Limited Partnership's property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the year ended December 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount was included in operating expenses for the year ended December 31, 2001. There were no repayments made between the Partnership and Royal Towers prior to its loss to foreclosure in 2001. During the year ended December 31, 2001, affiliates of the General Partner advanced approximately $31,000 to one Limited Partnership. There were no such advances from the Partnership during the year ended December 31, 2002. There were no repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2002 and 2001. Interest is charged on advances at the prime rate plus 2% (6.25% at December 31, 2002).

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership and is subordinated to the mortgage note on the property for as long as the mortgage note is insured by HUD. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Results of Operations

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002 (see discussion below). The 99% limited partnership interest in Capital Park Limited Partnership was foreclosed upon during the year ended December 31, 2001 (see discussion below). During the year ended December 31, 2001, the property held by Royal Towers Limited Partnership was foreclosed on by HUD (see discussion below). In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited
Partnership. As of December 31, 2002 and 2001, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

During the year ended December 31, 2002, the affiliated noteholder foreclosed on the Partnership's interest in Loring Towers Apartments Limited Partnership. The note was due October 1, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

During the year ended December 31, 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a
Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and are included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

The Partnership recognized a net loss of approximately $322,000 for the year ended December 31, 2002 compared to a net loss of approximately $364,000 for the year ended December 31, 2001. The decrease in net loss is primarily due to decreased interest and other operating expenses. Interest on partner loans decreased due to a decrease in the average interest rate charged on the loans due to the General Partner. Other operating expenses decreased due to an advance to Royal Towers in 2001 which was expensed. No similar advances were made during the year ended December 31, 2002.

The Partnership did not recognize approximately $1,073,000 of its allocated share of losses from the two Local Limited Partnerships held during the year ended December 31, 2002, as the Partnership's net carrying balance in these Local Limited Partnerships was reduced to zero in prior years (see "Item 7. Financial Statements - Note 3"). As of December 31, 2002, the Partnership had not recognized approximately $3,381,000 of its allocated share of cumulative losses from its remaining Local Limited Partnership in which its investment is zero. The cumulative losses for Loring Towers Apartments Limited Partnership which was foreclosed upon during the year ended December 31, 2002 were approximately $8,366,000. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to recover prior years' losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was foreclosed upon during the year ended December 31, 2001 were approximately $2,266,000.

Item 7.     Financial Statements

National Housing Partnership Realty Fund IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

               Statement of Financial Position - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements




                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2002, and the related statements of operations, partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the financial statements, the due date of the Local Limited Partnership's note payable expired in 2001 and is in default. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity date of this note or repay or refinance the note. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                            /s/ERNST & YOUNG LLP


Indianapolis, Indiana
March 7, 2003

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                        (in thousands, except unit data)

                                December 31, 2002



                                        ASSETS
Cash and cash equivalents                                              $ --
                                                                       $ --


                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Accounts payable                                                     $ 56
  Administrative and reporting fee payable to General
   Partner (Note 3)                                                    1,800
  Due to General Partner (Note 3)                                        805
  Accrued interest on partner loans (Note 3)                           1,485
                                                                       4,146
Partners' capital (deficit):
  General Partner - The National Housing Partnership
   (NHP) 3,849
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                      (216)
  Other Limited Partners - 15,332 investment units                    (7,779)
                                                                      (4,146)
                                                                       $ --

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2002          2001

REVENUES:
  Interest income                                              $ --           $ 1
  Other income                                                     --             2
  Distributions in excess of investment in Local Limited
   Partnerships (Note 2)                                           --             4
                                                                   --             7
COSTS AND EXPENSES:
  Interest on partner loans (Note 3)                              148           185
  Administrative and reporting fees to General Partner
   (Note 3)                                                       116           116
  Other operating expenses                                         58            70
                                                                  322           371
NET LOSS                                                      $ (322)       $ (364)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (3)         $ (4)
  Original Limited Partner - 1133 Fifteenth Street Four
   Associates                                                      (3)           (4)
  Other Limited Partners - 15,332 investment units               (316)         (356)
                                                              $ (322)       $ (364)

Net loss per limited partnership interest                     $(20.61)      $(23.13)

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                        (in thousands, except unit data)



                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership   Street Four     Limited
                                      (NHP)       Associates      Partners      Total

Capital (deficit) at
  January 1, 2001                    $ 3,856        $ (209)      $(7,107)       $(3,460)

Net loss                                  (4)           (4)         (356)          (364)

Capital (deficit) at
  December 31, 2001                  $ 3,852        $ (213)      $(7,463)       $(3,824)

Net loss                                  (3)           (3)         (316)          (322)

Capital (deficit) at
  December 31, 2002                  $ 3,849        $ (216)      $(7,779)       $(4,146)

Percentage interest at
  December 31, 2002                      1%              1%           98%          100%
                                         (A)            (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 15,332  investment  units at  December  31,  2002 and  15,394 investment units at December 31, 2001.  During the year ended December 31,
      2002, 62 units were abandoned (Note 4).

                       See Accompanying Notes to Financial Statements

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                   2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest income                                                  $ --            $ 1
  Other income                                                         --              2
  Distributions received in excess of investment in
   Local Limited Partnerships                                          --              4
  Operating expenses paid, including rental expense                   (41)           (34)
      Net cash used in operating activities                           (41)           (27)


Cash flows PROVIDED BY FINANCING activities:
  Advances from General Partner                                        39              7

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2)           (20)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          2             22

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ --            $ 2

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   Net loss                                                       $ (322)         $ (364)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Changes in operating assets and liabilities:
        Administrative and reporting fee payable to
         General Partner                                              116            116
        Accounts payable                                               17             38
        Other accrued expenses                                         --             (2)
        Accrued interest on partner loans                             148            185
         Total adjustments                                            281            337

           Net cash used in operating activities                   $ (41)         $ (27)

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

On June 3, 1997, Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, together with its subsidiaries and other controlled entities, the ("AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon in July 2000. At December 31, 2002, the Partnership continues to own an interest in one Local Limited Partnership (see Note 3).

Significant Accounting Policies

The financial statements of the Partnership are prepared on the accrual basis of accounting. Public offering costs were recorded as a direct reduction to the capital accounts of the limited partners. Direct costs of acquisition, including acquisition fees and reimbursable acquisition expenses paid to the General Partner, have been capitalized as investments in the Local Limited Partnership. Other fees and expenditures of the Partnership are recognized as expenses in the period the related services are performed. Deferred finance costs were amortized over the appropriate loan period on a straight-line basis.

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

The  financial   statements  include  the  accounts  of  the  Partnership.   All
significant intercompany transactions have been eliminated.

Investment in the Local Limited Partnership is accounted for using the equity method and thus is carried at cost less the Partnership's share of the Local Limited Partnership's losses and distributions (see Note 2). An investment account is maintained for the limited partnership and losses are not taken once an investment account has decreased to zero. Cash distributions are limited by the Regulatory Agreements between the Local Limited Partnership and HUD to the extent of surplus cash as defined by HUD. Undistributed amounts are cumulative and may be distributed in subsequent years if future operations provide surplus in excess of current requirements. Distributions received from the Local Limited Partnership in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received.

For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner and accrued interest thereof, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

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

Recent Accounting Pronouncements

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the condensed, combined results of operations for the year ended December 31, 2001 have been restated to reflect the loss on forgiveness of debt in operations rather than as an extraordinary item (see "Note 2" for further discussion).

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership owned a 99% limited partnership interest in Loring Towers Apartments Limited Partnership, Capital Park Limited Partnership and Royal Towers Apartments. The Partnership interest in Loring Towers Apartments Limited Partnership was lost to foreclosure during the year ended December 31, 2002 (see discussion below). The partnership interest in Capital Park Limited Partnership was lost to foreclosure during the year ended December 31, 2001 (see discussion below). The property held by the Royal Towers Limited Partnership was foreclosed by HUD during the year ended December 31, 2001 (see discussion below). The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 2002, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $1,073,000 and $894,000 of losses from Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Partnership had not recognized approximately $3,381,000 and $10,678,000, respectively, of its allocated share of cumulative losses from the Local Limited Partnerships in which its investment is zero. The cumulative losses for Loring Towers Apartments Limited Partnership which was lost to foreclosure during the year ended December 31, 2002 were approximately $8,366,000. With the foreclosure of the property owned by Royal Towers Limited Partnership, the Partnership's share of income for the year ended December 31, 2001 was sufficient to recover prior years' losses not previously recognized. The cumulative losses for Capital Park Limited Partnership which was lost to foreclosure during the year ended December 31, 2001 were approximately $2,266,000.

During the year ended December 31, 2002, the affiliated noteholder foreclosed on the Partnership's interest in Loring Towers Apartments Limited Partnership. The note was due October 1, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

During the year ended December 31, 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a
Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and are included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at December 31, 2002. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investment in the Local Limited Partnership. These advances are recorded as a payable to the Partnership by the Local Limited Partnership.

During the year ended December 31, 2001, the Partnership advanced Royal Towers approximately $11,000 to cover partnership entity expenses. This amount was included in operating expenses for the year ended December 31, 2001. There were no repayments made between the Partnership and Royal Towers prior to its loss to foreclosure in 2001. During the year ended December 31, 2001, affiliates of the General Partner advanced approximately $31,000 to one Limited Partnership. There were no such advances from the Partnership during the year ended December 31, 2002. There were no repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2002 and 2001. Interest is charged on advances at the prime rate plus 2% (6.25% at December 31, 2002).

Summaries of the financial position of the aforementioned Local Limited Partnership as of December 31, 2002 and the combined results of operations for the years ended December 31, 2002 and 2001 are as follows:

                             CONDENSED FINANCIAL POSITION
                           OF THE LOCAL LIMITED PARTNERSHIP
                                    (in thousands)
                                  December 31, 2002
Assets:
  Land                                                                $ 283
  Buildings and improvements, net of accumulated
   depreciation of $2,349                                              2,868
  Other assets                                                           469
                                                                     $ 3,620
Liabilities and Partners' Deficit:
Liabilities:
  Mortgage note payable                                               $ 660
  Note payable                                                         1,402
  Accrued interest on note payable                                     4,781
  Other liabilities                                                      295
                                                                       7,138
Partners' Deficit:
  National Housing Partnership Realty Fund IV                         (3,423)
  The National Housing Partnership                                       (95)
                                                                      (3,518)
                                                                     $ 3,620


                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                      Years Ended December 31,
                                                     2002                 2001
                                                                      (Restated)
Revenues:
Rental income                                       $ 1,713             $ 2,553
Other income                                            220                 296
Gain on foreclosure                                      --              11,060
  Total income                                        1,933              13,909

Expenses:
  Operating expenses                                  1,256               2,330
  Financial expenses - primarily interest                61                  54
  Interest on notes payable                           1,344               1,439
  Depreciation and amortization                         356                 507
   Total expenses                                     3,017               4,330

Net (loss) income                                   $(1,084)            $ 9,579

The combined financial statements of the Local Limited Partnership are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All the projects received rental assistance from HUD. During the years ended December 31, 2002 and 2001 the projects received a total of approximately $1,144,000 and $1,565,000, respectively of rental assistance from HUD. The decrease in rental assistance was due to the loss on foreclosure of Loring Towers Apartments Limited Partnership during the year ended December 31, 2002 and Capital Park Limited Partnership during the year ended December 31, 2001. Control of Royal Towers Apartments was transferred to HUD under a Mortgagee-In-Possession Arrangement in January 2000. This property ceased receiving rental assistance payments at that time and was foreclosed on by HUD on March 31, 2001.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 172 units, all of the units owned by the remaining property in which the Partnership has invested receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act". Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts.

While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from the property owned by the remaining Local Limited Partnership, there can be no assurance that the provisions will not significantly affect the operations of the property of the remaining Local Limited Partnership. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year within which the Section 8 rent subsidy contract expires:


                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2003                  172                  100%                  100%

All of the units (172 in total) receiving rent subsidies from Section 8 have their contract expiring during the year ending December 31, 2003. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Kennedy Homes elected to renew its contract during the year ended December 31, 2002 without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies.

The mortgage note payable is insured by the Federal Housing Administration (FHA) and secured by first deed of trust on the rental property. The note bears interest at 6% per annum. The liability of the Local Limited Partnership under the mortgage note is limited to the underlying value of the real estate collateral plus other amounts deposited with the lenders.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. The note is subordinated to the mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from the Local Limited Partnership's surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note.

The note matured as follows:


Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Kennedy Homes Limited Partnership          02/28/2001*    $ 1,402         $ 4,781

*     Note is in default.

The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. During the year ended December 31, 2002, the affiliate foreclosed on the partnership interest of Loring Towers Apartments Limited Partnership.

(3) TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2002 and 2001 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,800,000 at December 31, 2002.

During the years ended December 31, 2002 and 2001, the General Partner made working capital advances of approximately $39,000 and $7,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2002 or 2001. The amount owed to the General Partner at December 31, 2002 was approximately $805,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.25% at December 31, 2002). During 2002 and 2001, interest of approximately $148,000 and $185,000, respectively, was accrued and expensed. Accrued interest on the loan balance was approximately $1,485,000 at December 31, 2002.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note payable at Loring Towers Apartments was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the Partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. That affiliate foreclosed on the partnership interests of Loring Towers Apartments Limited Partnership during the year ended December 31, 2002. The remaining note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance its note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $194,000, and $227,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $323,000, and $329,000, respectively.

An affiliate of AIMCO charged fees of approximately $8,000 and $49,000 to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively, related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to investment properties.

(4)   Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 62 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments in 2001.

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

A reconciliation follows:

                                               Years Ended December 31,
                                                   2002         2001
                                                    (in thousands)

Net loss per financial statements                 $ (322)      $ (364)
Add (deduct):
  General and administrative expense                 116          (84)
  Interest on partner loans                          148         (810)
  Other                                              (10)         118
  Foreclosure Gain                                 8,312           --
  Partnership's share of Local Limited
    Partnership's income (losses)                 (1,349)      15,257

Net income per tax return                        $ 6,895      $14,117

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities (in thousands):

                                                    December 31, 2002

Net liabilities as reported                              $ (4,146)
Add (deduct):
  Investment in Partnerships                                 (694)
  Other                                                       611
  Accrued interest                                            813

Net liabilities - federal tax basis                      $ (3,416)

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

Net income or loss from operations is allocated 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner. Cash distributions from operations, after payment of certain obligations including reimbursement on a cumulative basis of direct expenses incurred by the General Partner or its affiliate in managing the property and payment of annual cumulative administrative and reporting fees, is distributed 98% to the Limited Partners, 1% to the General Partner and 1% to the Original Limited Partner.

Gain for federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in the Local Limited Partnership or underlying property will be allocated in the following manner:

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

Losses for federal income tax purposes realized in the event of dissolution of the Partnership or upon sale of interests in the Local Limited Partnership or underlying property will be allocated 85% to the Limited Partners and 15% to the General Partner.


(7) REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND IV HAS INVESTED


                                                                            Cost
                                             Initial Cost              Capitalized
                                           To Local Limited             Subsequent
                                              Partnership             to Acquisition
                                            (in thousands)            (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Kennedy Homes Limited
  Partnership                   (1)       $ 150      $ 3,131      $ 2,043        $ 176


                        Gross Amount At Which Carried
                            At December 31, 2002
                               (in thousands)

                                   Buildings
                                     And
                                   Related
                                   Personal            Accumulated    Date of     Date   Depreciable
      Description          Land    Property Total(2)  Depreciation Construction Acquired Life-Years
                                               (3)         (3)
Kennedy Homes Limited
  Partnership             $ 282    $ 5,218   $ 5,500     $ 2,349       1968       3/86     5-50

      1. Schedule of Encumbrances (in thousands)



                                                                  Note
                                                              Payable and
                                                  Mortgage      Accrued
Partnership Name                                    Note        Interest      Total

Kennedy Homes Limited Partnership                   $ 660       $ 6,183      $ 6,843

      2. The aggregate cost of land for Federal income tax purposes is approximately $149,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $5,205,000. The total of the above-mentioned items is approximately $5,354,000.

      3.    Reconciliation of real estate

                                                  Years Ended December 31,
                                                     2002         2001

Balance at beginning of year                       $ 8,117      $ 18,929
Improvements during the year                            148          901
Foreclosure of investment in rental property             --         (967)
Transfer of interest of investment properties        (2,765)     (10,116)
Disposal due to casualties                               --         (630)
Balance at end of year                             $ 5,500       $ 8,117

            Reconciliation of accumulated depreciation

                                                     2002         2001

Balance at beginning of year                       $ 2,902       $ 7,067
Depreciation expense for the year                      357           507
Foreclosure of investment in rental property            --          (540)
Transfer of interest of investment properties         (910)       (3,946)
Disposal due to casualties                              --          (186)
Balance at end of year                             $ 2,349       $ 2,902

(8) GOING CONCERN

The Local Limited Partnership's note payable was due February 28, 2001 (see Note
2). Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity date of this note, or repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(9) LEGAL PROCEEDINGS

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Lance J. Graber (age 41) was appointed Executive Vice President - Affordable Transactions of NCHP and AIMCO in October 1999. His principal business function is affordable housing transactions. Prior to joining AIMCO, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999, during which time he supervised a staff of seven in the making of principal investments in hotel, multi-family and assisted living properties.

Patrick J. Foye (age 45) has been Executive Vice President of NCHP since October 1, 1998 and was appointed President in September 1999. Mr. Foye is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests and corporate and other acquisitions. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Executive Officers

The current executive officers of NCHP and a description of their principal occupations in recent years are listed below.

Lance J. Graber (age 41).  See "Directors of NCHP."

Patrick J. Foye  (age 45). See "Directors of NCHP."

David Robertson (age 37) was appointed Executive Vice President - Affordable Properties of NCHP and AIMCO in February 2002. He is responsible for affordable property operations, refinancing and other value creation within AIMCO's affordable portfolio. Prior to joining AIMCO, Mr. Robertson was a member of the investment-banking group at Smith Barney from 1991 to 1996, during which time he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994.

Paul J. McAuliffe (age 46) has been Executive Vice President of NCHP and AIMCO since February 1999 and was appointed Chief Financial Officer in October 1999. Prior to joining AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp from May 1996 until February 1999.

Thomas C. Novosel (age 44) has been Senior Vice President and Chief Accounting Officer of NCHP and AIMCO since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit services of approximately $35,000 and non-audit services (principally tax-related) of approximately $10,000.

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

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 2002.

         Name of Beneficial Owner              Number of Units       % of Class

AIMCO and affiliates                                1,857                12.11%
  (affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2002 and 2001 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,800,000 at December 31, 2002.

During the years ended December 31, 2002 and 2001, the General Partner made working capital advances of approximately $39,000 and $7,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2002 or 2001. The amount owed to the General Partner at December 31, 2002 was approximately $805,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.25% at December 31, 2002). During 2002 and 2001, interest of approximately $148,000 and $185,000, respectively, was accrued and expensed. Accrued interest on the loan balance was approximately $1,485,000 at December 31, 2002.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note payable at Loring Towers Apartments was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the Partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. That affiliate foreclosed on the partnership interests of Loring Towers Apartments Limited Partnership during the year ended December 31, 2002. The remaining note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance its note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $194,000, and $227,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $323,000, and $329,000, respectively.

An affiliate of AIMCO charged fees of approximately $8,000 and $49,000 to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively, related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to investment properties.



                                     PART IV

Item 13.    Exhibits Reports on Form 8-K

      (a)   Exhibits

          Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            Exhibit 99.1, Audited Combined Financial Statements of the Local Limited Partnerships in which the Partnership has invested are included as an exhibit to this report:

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

            None.


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, its sole General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          And Chief Accounting Officer


                                   Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/Patrick J. Foye                        Date: March 28, 2003
Patrick J. Foye
President


/s/Thomas C. Novosel                     Date: March 28, 2003
Thomas C. Novosel
Senior Vice President
and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                 /s/Patrick J. Foye
                                 Patrick J. Foye
                                 President   of   National    Corporation   for
                                 Housing Partnerships, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of National Housing Partnership Realty Fund IV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Partnership Realty Fund IV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


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


                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              FINANCIAL STATEMENTS

                       FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

Independent Auditors' Report


To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana


We have audited the accompanying combined statement of financial position of the Local Limited Partnerships in which National Housing Partnership Realty Fund IV (the Partnership) holds a limited partnership interest as of December 31, 2002, and the related combined statements of operations, partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These combined financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Local Limited
Partnerships in which National Housing Partnership Realty Fund IV holds a limited partnership interest as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Local Limited Partnership's note payable was due February 28, 2001. Continuation of the Local Limited Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity date of this note or repay or refinance the note. These conditions raise substantial doubt about the Local Limited Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the financial statements, in 2002 the Local Limited Partnerships adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying combined financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP
Indianapolis, Indiana
March 7, 2003

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            LOCAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                                 (in thousands)

                                December 31, 2002



                                        ASSETS
Cash and cash equivalents                                            $ 15
Accounts receivable, net (Note 2)                                        22
Tenants' security deposits held in trust funds                           15
Prepaid taxes and insurance                                              15
Mortgage escrow deposits and other reserves (Note 5)                    402
Rental property, net (Notes 4 and 5)                                  3,151
                                                                   $ 3,620


                          LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Accounts payable and other accrued liabilities                    $ 142
  Due to partners (Note 7)                                              139
                                                                        281
Tenant security deposits payable                                         14
Notes payable (Note 6)                                                1,402
Accrued interest on notes payable (Note 6)                            4,781
Mortgage notes payable (Note 5)                                         660
Partners' deficit                                                    (3,518)
                                                                   $ 3,620

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                 (in thousands)



                                                               Years Ended December 31,
                                                                   2002         2001
REVENUES:                                                                    (Restated)
  Rental income (Note 3)                                         $ 1,713      $ 2,553
  Interest income                                                      5           49
  Other income                                                       215          247
  Gain on foreclosure of investment property (Note 6)                 --       11,060
                                                                   1,933       13,909

EXPENSES:
  Administrative expenses                                            151          316
  Utilities and operating expenses                                   532        1,261
  Management and other services from related party (Note 9)          194          227
  Salaries and related benefits to related party (Note 9)            323          329
  Depreciation and amortization                                      357          507
  Taxes and insurance                                                255          160
  Financial expenses - primarily interest (Note 5)                    61           54
  Interest on notes payable (Note 6)                               1,090        1,439
  Annual partnership administrative fees to General Partner
    (Note 7)                                                          13           15
  Entity expenses                                                     41           22
                                                                   3,017        4,330

NET (LOSS) INCOME                                                $(1,084)     $ 9,579

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

               COMBINED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                 (in thousands)


                                      National
                                       Housing             The
                                     Partnership        National
                                     Realty Fund         Housing
                                         IV            Partnership         Total

Deficit at January 1, 2001            $(22,948)          $ (293)          $(23,241)

Distributions                               (4)               --                (4)
Transfer of interest (Note 6)            2,654                27             2,681
Net income for the year ended
  December 31, 2001                      9,483                96             9,579

Deficit at December 31, 2001           (10,815)             (170)          (10,985)

Net loss for the year ended
  December 31, 2002                     (1,073)             (11)            (1,084)
Transfer of interest (Note 6)            8,465               86              8,551

Deficit at December 31, 2002          $ (3,423)           $ (95)          $ (3,518)

Percentage interest at
  December 31, 2002                      (A)               (B)

(A) Holds a 99% limited partnership interest in a Local Limited Partnership.

(B) Holds a 1% general partnership interest in a Local Limited Partnership.

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                   Years Ended December 31,
                                                                     2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Receipts:
   Rental receipts                                                 $ 1,606         $ 2,230
   Interest receipts                                                     5              30
   Other operating receipts                                             88             239
   Interest reduction subsidy                                           --              27
            Total receipts                                           1,699           2,526

  Disbursements:
   Administrative                                                     (121)           (352)
   Management fees                                                    (163)           (268)
   Utilities                                                          (266)           (725)
   Salaries and wages                                                 (331)           (446)
   Operating and maintenance                                          (287)           (934)
   Real estate taxes                                                   (38)           (254)
   Property insurance                                                  (56)            (53)
   Miscellaneous taxes and insurance                                  (103)            (69)
   Tenant security deposits                                             --              (1)
   Other operating disbursements                                       (59)             --
   Interest on mortgage                                                (42)            (47)
   Mortgage insurance premium                                           --              (3)
   Miscellaneous financial expenses                                     (6)             (5)
   Entity disbursements:
     Miscellaneous disbursements                                       (45)            (37)
            Total disbursements                                     (1,517)         (3,194)

Net cash provided by (used in) operating activities                    182            (668)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in mortgage escrow deposits and other reserves             (1)             61
  Net purchase of fixed assets                                        (148)           (864)
  Other investing                                                       (1)             10
  Insurance proceeds received                                          136             628

Net cash used in investing activities                                  (14)           (165)

                       See Accompanying Notes to Financial Statements

                                  EXHIBIT 99.1

                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                           LOCAL LIMITED PARTNERSHIPS

                  COMBINED STATEMENTS OF CASH FLOWS (continued)
                                 (in thousands)

                                                                   Years Ended December 31,
                                                                      2002           2001
Cash flows from FINANCING activities:
  Mortgage principal payments                                        $ (178)        $ (259)
  Advances from HUD                                                       --            622
  Proceeds from loans or notes payable                                     1             31
  Distributions                                                           --             (4)

Net cash (used in) provided by financing activities                     (177)           391

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (9)          (442)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            24            466

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 15           $ 24

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED
    BY (USED IN)
  OPERATING ACTIVITIES:
   Net (loss) income                                                $ (1,084)      $ 9,579
   Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                      357            507
      Gain on foreclosure                                                 --        (11,060)
      Casualty gain                                                     (136)          (145)
      Changes in operating assets and liabilities:
        Tenant accounts receivables                                       54             (6)
        Accounts receivable - other                                       11            (34)
        Accounts receivable - HUD                                         24           (321)
        Prepaid expenses                                                   1            (18)
        Cash restricted for tenants' security deposits                    (1)            (6)
        Other assets                                                      12             53
        Accounts payable trade                                           (96)          (429)
        Accrued liabilities                                              (11)          (283)
        Accrued interest notes payable                                 1,090          1,674
        Tenant security deposits held in trust                           (37)           (20)
        Prepaid revenue                                                   (5)           (45)
        Entity liability accounts                                          3           (114)
            Total adjustments                                          1,266        (10,247)

Net cash provided by (used in) operating activities                  $ 182          $ (668)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
   Net write-off of assets and liabilities to reflect
     foreclosures and treated as a transfer of partnership
     interests                                                      $ 8,551        $ 2,681

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

During 1986, the Partnership acquired 99% Limited Partnership interests in four limited partnerships (the "Local Limited Partnerships") which were organized in 1986 to acquire and operate existing rental housing projects. The rental housing projects were originally organized under Sections 236 or 221(d)(3) of the National Housing Act. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. As of December 31, 2002, the Partnership continues to hold an interest in one Local Limited Partnership.

On June 3, 1997, Apartment Investment and Management Company, a Maryland corporation ("AIMCO" and, together with its subsidiaries and other controlled entities, the "AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Registrant. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Registrant and, therefore, may be deemed to have acquired control of the Registrant.

Basis of Combination

The combined financial statements include the accounts of the following two Local Limited Partnerships in which the Partnership held a limited partnership interest during 2002 and 2001, respectively:

Kennedy Homes Limited Partnership
Loring Towers Apartments Limited Partnership (interest lost September 20, 2002)

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the condensed, combined results of operations for the year ended December 31, 2001 have been restated to reflect the loss on forgiveness of debt in operations rather than as an extraordinary item (see "Note 6" for further discussion).




(2) ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                December 31, 2002
                                                 (in thousands)
Net tenant accounts receivable                         $ 7
Other                                                    15

Net accounts receivable                               $ 22

(3) HOUSING ASSISTANCE AGREEMENTS

The FHA had contracted with the subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements were for one year with one year renewal options. During the years ended December 31, 2002 and 2001, the projects received a total of approximately $1,144,000 and $1,565,000, respectively, of rental assistance from HUD.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 172 units, all of the units owned by the remaining property in which the Partnership has invested, receive rental subsidies. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. While the Partnership does not expect the provisions of the 1997 Housing Act to result in a significant number of tenants relocating from the property owned by the remaining Local Limited Partnership, there can be no assurance that the provisions will not significantly affect the operations of the property of the Local Limited Partnership. Furthermore, there can be no assurance that other changes in Federal housing subsidy policy will not occur. Any such changes could have an adverse effect on the operation of the Partnership.

The following table indicates the year within the Section 8 rent subsidy contract expires:


                                              Subsidized Units      Subsidized Units
                                                Expiring as a        Expiring as a
                              Number         Percentage of Total  Percentage of Total
                             of Units         Subsidized Units           Units

         2003                  172                  100%                  100%

All of the units (172 in total) receiving rent subsidies from Section 8 have their contract expiring during the year ending December 31, 2003. HUD has issued new regulations that govern the continuance of project-based subsidies. Under the new regulations, owners with HAP contracts expiring after September 30, 1998 may elect to (1) renew the contract without restructuring for one year, (2) opt out of the contract, or (3) enter into the Mark-to-Market program, which includes a potential restructuring of the mortgage and renewal of the contract. Kennedy Homes elected to renew its contract during the year ended December 31, 2002 without restructuring as allowed by HUD regulations governing the continuance of project-based subsidies.

(4) RENTAL PROPERTY

Rental property consists of the following:

                                               December 31, 2002
                                                (in thousands)
Land                                                 $ 283
Buildings and improvements                            4,846
Furniture and equipment                                 371
                                                      5,500

Less accumulated depreciation                        (2,349)

Rental property, net                                $ 3,151

(5) MORTGAGE NOTE PAYABLE

The mortgage note payable is insured by FHA and secured by a first deed of trust on the rental property. The note bears interest at 6% per annum. The liability of the Local Limited Partnership under the mortgage note is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lender.

Under agreements with the mortgage lender and FHA, the Local Limited Partnership is required to make monthly escrow deposits for taxes, insurance and a reserve for the replacement of project assets, and is subject to restrictions as to operating policies, rental charges, operating expenditures and distributions to partners.

Approximate maturities of mortgage note payable for the next five years and thereafter are as follows (in thousands):

          2003                 $ 81
          2004                    85
          2005                    91
          2006                    96
          2007                   102
       Thereafter                205
                               $ 660
(6) NOTE PAYABLE

The note below was executed by the Partnership with the seller as part of the acquisition of the property by the Partnership. The note is subordinated to the mortgage note for as long as the mortgage note is insured by HUD. Any payments due from project income are payable from surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note.

The note matured as follows:


Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Kennedy Homes Limited Partnership          02/28/2001*    $ 1,402         $ 4,781

*     Note is in default.

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

During the year ended December 31, 2002, the affiliated noteholder foreclosed on the Partnership's interest in Loring Towers Apartments Limited Partnership. The note was due October 1, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

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

During the year ended December 31, 2001, HUD foreclosed on the property Royal Towers Apartments. HUD had controlled the property under a
Mortgagee-in-Possession arrangement since January 2000. As a result of this foreclosure, a gain on foreclosure of approximately $11,060,000 was recognized by Royal Towers Limited Partnership. In addition, the outstanding loan balances of approximately $9,328,000 were forgiven and are included in this gain. The Partnership did not recognize a gain or loss as a result of this foreclosure due to previously unrecognized cumulative losses. With the loss of the Local Limited Partnership's property, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the sale will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

(7) DUE TO PARTNERS

Annual partnership administration fees of approximately $13,000 and $15,000 were accrued for 2002 and 2001, respectively. These fees are payable to the General Partner without interest from surplus cash available for distribution to partners. The accumulated fees owed to the General Partner were approximately $45,000 at December 31, 2002.

During 2001, the General Partner advanced approximately $31,000 to one of the Local Limited Partnerships, to fund entity expenses. The balance owed to the General Partner by the Local Limited Partnership at December 31, 2002 was approximately $49,000. Interest is charged at a rate equal to the prime interest rate plus 2% (6.25% at December 31, 2002). During both 2002 and 2001, interest on advances from the General Partner of approximately $2,000 was recorded.

(8) FEDERAL AND STATE INCOME TAXES

The Local Limited Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Local Limited Partnership's taxable income and are allowed the benefits to be derived from offsetting their distributive share of the tax losses against taxable income from other sources subject to passive loss rule limitations. The taxable income or loss differs from amounts included in the statement of operations primarily because of different methods used in determining depreciation expense for tax purposes. The tax loss is allocated to partner groups in accordance with
Section 704(b) of the Internal Revenue Code and, therefore, is not necessarily proportionate to the interest percentage owned.

(9) RELATED PARTY TRANSACTIONS

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the projects operated by the Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $194,000, and $227,000 from the Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2002 and 2001, were approximately $323,000, and $329,000, respectively.

An affiliate of AIMCO charged fees of approximately $8,000 and $49,000 to the Local Limited Partnerships during the years ended December 31, 2002 and 2001, respectively, related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to investment properties.

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

(11) GOING CONCERN

The Local Limited Partnership's note payable was due February 28, 2001 (see Note
6). Continuation of the Local Limited Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity date of this note, or repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(12) GAIN ON CASUALTY

Kennedy Homes Limited Partnership's property experienced damage from a fire in 2000. As insurance and repair damages were not estimable in 2000, no amounts were recorded. In 2001, insurance proceeds of $574,714 were received and fixed assets with a net book value of $412,369 were written-off and emergency costs of $37,995 were incurred, which resulted in a gain on casualty of $124,350. In 2002, insurance proceeds received were used to replace the damaged assets. The casualty gain is reflected as other income on the accompanying statement of operations. The Partnership does not anticipate receiving additional insurance proceeds in 2003.