Form 10QSB
period 2003-03-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2003-05-14
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 2003



                          ASSETS
  Cash and cash equivalents                                        $ --
                                                                   $ --

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  Accounts payable                                                    42
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        1,829
  Due to General Partner (Note 3)                                    812
  Accrued interest on partner loans (Note 3)                       1,520
  Other accrued expenses                                              21
                                                                   4,224
Partners' capital (deficiency):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,848
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (217)
  Other Limited Partners -- 15,332 investment units               (7,855)
                                                                  (4,224)
                                                                   $ --

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                  2003         2002
COSTS AND EXPENSES:
  Interest on partner loans (Note 3)                               36            36
  Administrative and reporting fees to General Partner
   (Note 3)                                                        29            29
  Other operating expenses                                         15            13
      Total expenses                                               80            78

Loss from partnership operations                               $ (80)        $ (78)
Distributions from limited partnerships recognized
  as income                                                         2            --

NET LOSS                                                       $ (78)        $ (78)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (1)          $ (1)
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                 (1)           (1)
  Other Limited Partners - 15,332 investment units                (76)          (76)

                                                               $ (78)        $ (78)

NET LOSS PER LIMITED PARTNERSHIP INTEREST                     $ (4.96)      $ (4.94)

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

               Statement of CHANGES IN Partners' CAPITAL (Deficiency)
                                   (Unaudited)
                                 (in thousands)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)       Associates     Partners        Total

Capital (deficiency) at
  December 31, 2002                 $ 3,849       $ (216)       $(7,779)      $(4,146)

Net loss - three months ended
  March 31, 2003                         (1)           (1)          (76)          (78)

Capital (deficiency) at
  March 31, 2003                    $ 3,848       $ (217)       $(7,855)      $(4,224)

Percentage interest at
  March 31, 2003                       1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 15,332 investment units at March 31, 2003 and 15,394 investment units at March 31, 2002. During the year ended December 31, 2002, 62 units were abandoned (Note 5).

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                 (in thousands)


                                                                      Three Months Ended
                                                                           March 31,
                                                                       2003         2002
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Operating expenses paid                                              $ (7)       $ (40)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Loans from General Partner                                               7           38

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 --           (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          --            2

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ --         $ --

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES
   Net loss                                                           $ (78)       $ (78)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Administrative and reporting fees payable to General
        Partner                                                           29           29
      Accounts payable                                                   (14)         (38)
      Accrued interest on Partner loans                                   35           36
      Other accrued expenses                                              21           11

      Total adjustments                                                   71           76

Net cash used in operating activities                                  $ (7)       $ (40)

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

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. In accordance with SFAS 144 Loring Towers Apartments Limited Partnership, which was foreclosed upon during the year ended December 31, 2002, is considered as assets held for sale as of March 31, 2002. As a result, the accompanying consolidated statement of operations for 2002 was restated as of January 1, 2002 to reflect the operations of Loring Towers Apartments Limited Partnership as loss from discontinued operations.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of March 31, 2003, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $177,000 and $161,000 of losses from Local Limited Partnerships during the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Partnership had not recognized approximately $3,559,000, of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

During the year ended December 31, 2002, the affiliated noteholder foreclosed on the Partnership's interest in Loring Towers Apartments Limited Partnership. The note was due on October 1, 2001 and was in default until foreclosure. No gain or loss was recorded as a result of this transfer of partnership interest. With the loss of the Partnership's interest, the Partnership will not receive any future benefits from this Local Limited Partnership and taxable income generated prior to the foreclosure will be allocated to the Partnership's investors without any distributable cash for the current year. The specific impact of the tax consequences is dependent upon each specific partner's individual tax situation.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at March 31, 2003. To the extent these advances are repaid by the Local Limited Partnership in the future, the repayments will be credited as distributions and repayments received in excess of investments in Local Limited Partnership. These advances are recorded as a payable to the Partnership by the Local Limited Partnership.

During the three months ended March 31, 2003, the Partnership received approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Summaries of the combined results of operations for the three months ended March 31, 2003 and 2002 are as follows:

                                                Three Months Ended
                                                     March 31,
                                              2003              2002
                                                             (Restated)
                                                   (in thousands)
Rental income                                 $  254             $ 240
Other income                                       7                 8
Casualty gain                                     --               135
   Total income                                  261               383

Operating expenses                               197               157
Interest, taxes, and insurance                   184               163
Depreciation                                      59                59
   Total expense                                 440               379

Net loss before discontinued
  operations                                    (179)                4
Loss from discontinued operations                 --              (167)
Net loss                                     $ (179)           $ (163)

National Housing Partnership Realty
  Fund IV share of losses before
  discontinued operations                       (179)                4
National Housing Partnership Realty
  Fund IV share of losses from
  discontinued operations                         --              (165)
National Housing Partnership Realty
  Fund IV share of losses                    $ (177)           $ (161)

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During both of the three month periods ended March 31, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $29,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,829,000 at March 31, 2003.

During the three months ended March 31, 2003 and 2002, the General Partner made working capital advances of approximately $7,000 and $38,000, respectively, to the Partnership. No working capital repayments were made during the three months ended March 31, 2003 or 2002. The amount owed to the General Partner at March 31, 2003 was approximately $812,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.25% at March 31, 2003) and was approximately $36,000 for both the three month periods ended March 31, 2003 and 2002. Accrued interest on the loan balance amounted to approximately $1,520,000 at March 31, 2003.

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

(4) GOING CONCERN

The Local Limited Partnership's note payable was due February 28, 2001. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to extend the maturity date of the note, or repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty.

(5)   Abandonment of Limited Partnership Units

During the year ended December 31, 2002, the number of Limited Partnership Units decreased by 62 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during the three months ended March 31, 2003.

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

Cash and cash equivalents amounted to approximately zero at March 31, 2003 and 2002, as cash remained constant since December 31, 2002. During the three months ended March 31, 2003, advances from the General Partner were the same amount as operating expenses. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at March 31, 2003, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of March 31, 2003, the Partnership owed the General Partner approximately $1,829,000 for administrative and reporting services performed. As of March 31, 2003, the Partnership owed the General Partner approximately $812,000 plus accrued interest of approximately $1,520,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result from the sale or refinancing of the Local Limited Partnership's property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.

During the three months ended March 31, 2002, the Partnership advanced Royal Towers Limited Partnership approximately $11,000 to cover partnership entity expenses. During the three months ended March 31, 2003, the Partnership received approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Distributions received from the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Approximately $2,000 in cash distributions were received from the Local Limited Partnerships during the three months ended March 31, 2003. There were no cash distributions received from the Local Limited Partnerships during the three months ended March 31, 2002. The receipt of distributions in future quarters is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The Local Limited Partnership in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership and is subordinated to the respective mortgage note on the property for as long as the mortgage note is insured by HUD. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of its note, or to repay or refinance its note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

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

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of March 31, 2003 and 2002, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

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

The Partnership recognized a net loss of approximately $78,000 for both the three month periods ended March 31, 2003 and 2002.

The Partnership did not recognize approximately $177,000 of its allocated share of losses from the one Local Limited Partnership held during the three months ended March 31, 2003, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years. As of March 31, 2003, the Partnership had not recognized approximately $3,559,000 of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

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


                                    Date: May 13, 2003

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


Date:  May 13, 2003

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


Date:  May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.