Form 10QSB
period 2003-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2003-08-13
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2003



                          ASSETS
  Cash and cash equivalents                                        $ --
                                                                   $ --

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  Accounts payable                                                    10
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        1,858
  Due to General Partner (Note 3)                                    849
  Accrued interest on partner loans (Note 3)                       1,558
  Other accrued expenses                                              30
                                                                   4,305
Partners' capital (deficiency):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,847
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (218)
  Other Limited Partners -- 15,223 investment units               (7,934)
                                                                  (4,305)
                                                                   $ --

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                   2003        2002        2003         2002
Costs and expenses:
  Interest on partner loans (Note 3)               $ 37        $ 37        $ 73         $ 73
  Administrative and reporting fees to
    General Partner (Note 3)                           29          29          58          58
  Other operating expenses                             15          20          30          33
            Total expenses                             81          86         161         164

Loss from partnership operations                      (81)        (86)       (161)       (164)
Distributions from limited partnerships
  recognized as income                                 --          --           2          --

Net loss                                           $ (81)      $ (86)     $ (159)      $ (164)

Allocation of net loss:
  General Partner - NHP                            $ (1)       $ (1)       $ (2)        $ (2)
  Original Limited Partner - 1133 Fifteenth
    Street Four Associates                             (1)         (1)         (2)         (2)
  Other Limited Partners                              (79)        (84)       (155)       (160)

                                                   $ (81)      $ (86)     $ (159)      $ (164)

NET LOSS PER LIMITED PARTNERSHIP INTEREST         $ (5.15)    $ (5.46)    $(10.11)    $(10.39)

                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

               Statement of CHANGES IN Partners' CAPITAL (Deficiency)
                                   (Unaudited)
                                 (in thousands)

                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates      Partners        Total

Capital (deficiency) at
  December 31, 2002                 $ 3,849       $ (216)       $(7,779)      $(4,146)

Net loss - six months ended
  June 30, 2003                          (2)           (2)         (155)         (159)

Capital (deficiency) at
  June 30, 2003                     $ 3,847       $ (218)       $(7,934)      $(4,305)

Percentage interest at
  June 30, 2003                        1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 15,223 investment units at June 30, 2003 and 15,332 investment units at December 31, 2002. During the six months ended June 30, 2003, 109 units were abandoned (Note 5).


                   See Accompanying Notes to Financial Statements


                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2003         2002
Cash flows used in operating activities:
  Operating expenses paid, including rental expense                   $ (44)       $ (41)

Cash flows provided by financing activities:
  Advances from General Partner                                           44           39

Net decrease in cash and cash equivalents                                 --           (2)

Cash and cash equivalents at beginning of period                          --            2

Cash and cash equivalents at end of period                             $ --         $ --

Reconciliation of net loss to net cash used in operating
  activities
   Net loss                                                           $ (159)      $ (164)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Accounts payable and accrued expenses from rental
        operations                                                       (46)         (35)
      Administrative and reporting fees payable to General
        Partner                                                           58           58
      Accrued interest on Partner loans                                   73           73
      Other accrued expenses                                              30           27

      Total adjustments                                                  115          123

Net cash used in operating activities                                 $ (44)       $ (41)

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships is zero due to the recorded investment in these partnerships having been reduced to zero. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. In accordance with SFAS 144 Loring Towers Apartments Limited Partnership, which was foreclosed upon during the year ended December 31, 2002, was considered as assets held for sale as of June 30, 2002. As a result, the accompanying combined results of operations (see Note 2) for 2002 was restated as of January 1, 2002 to reflect the operations of Loring Towers Apartments Limited Partnership as loss from discontinued operations.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2003, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $314,000 and $487,000 of losses from Local Limited Partnerships during the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, the Partnership had not recognized approximately $3,695,000, of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships were considered part of the Partnership's investment in the Local Limited Partnership. When advances were made, they were charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at June 30, 2002. At June 30, 2003, there are no remaining advance balances due from individual Local Limited Partnerships.

During  the  six  months  ended  June  30,  2003,   the   Partnership   received
approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Summaries of the combined results of operations for the six months ended June 30, 2003 and 2002 are as follows:

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                          2003         2002        2003        2002
                                                    (Restated)              (Restated)
                                           (in thousands)           (in thousands)

Rental income                            $ 260        $ 236        $ 514       $ 476
Other income                                 14           13           21          21
Casualty gain                                --           --           --         135
   Total income                             274          249          535         632

Operating expenses                          162          157          359         314
Interest, taxes and insurance               187          159          371         322
Depreciation                                 63           59          122         118
   Total expense                            412          375          852         754

Net loss from continuing
  operations                               (138)        (126)        (317)       (122)
Loss from discontinued operations             --        (203)          --        (370)

Net loss                                 $ (138)      $ (329)     $ (317)     $ (492)

National Housing Partnership
  Realty Fund IV share of losses         $ (137)      $ (326)     $ (314)     $ (487)


(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During both of the six month periods ended June 30, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $58,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $1,858,000 at June 30, 2003.

During the six months ended June 30, 2003 and 2002, the General Partner made working capital advances of approximately $44,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the six months ended June 30, 2003 or 2002. The amount owed to the General Partner at June 30, 2003 was approximately $849,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.00% at June 30, 2003) and was approximately $73,000 for both the six month periods ended June 30, 2003 and 2002. Accrued interest on the loan balance amounted to approximately $1,558,000 at June 30, 2003.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the remaining Local Limited Partnership. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

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

The note payable at Loring Towers Apartments was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the Partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. The affiliate foreclosed on the partnership interests of Loring Towers Apartments Limited Partnership during the year ended December 31, 2002.

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

(5)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2003 and the year ended December 31, 2002, the number of Limited Partnership Units decreased by 109 and 62 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

(6) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from the receipt of distributions from the remaining Local Limited Partnership. The Partnership's only other source of liquidity is from loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

The Local Limited Partnership's property receives one or more forms of assistance from Federal, state or local government agencies. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions is generally restricted by these government-assistance programs. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Cash and cash equivalents amounted to approximately zero at June 30, 2003 and 2002, as cash remained constant since December 31, 2002. During the six months ended June 30, 2003, advances from the General Partner were the same amount as operating expenses paid. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2003, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of June 30, 2003, the Partnership owed the General Partner approximately $1,858,000 for administrative and reporting services. As of June 30, 2003, the Partnership owed the General Partner approximately $849,000 plus accrued interest of approximately $1,558,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the
Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

During  the  six  months  ended  June  30,  2003,   the   Partnership   received
approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Distributions received from the Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Approximately $2,000 in cash distributions were received from the Local Limited Partnerships during the six months ended June 30, 2003. There were no cash distributions received from the Local Limited Partnerships during the six months ended June 30, 2002. The receipt of distributions in future quarters is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

The note payable at Loring Towers Apartments was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001 in order to complete this purchase. The note went into default due to non-payment on October 1, 2001 and the Partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. The affiliate foreclosed on the partnership interests of Loring Towers Apartments Limited Partnership during the year ended December 31, 2002.

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 2003 and 2002, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

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

The Partnership recognized net losses of approximately $159,000 and $164,000 for the six month periods ended June 30, 2003 and 2002, respectively.

The Partnership did not recognize approximately $314,000 of its allocated share of losses from the one Local Limited Partnership held during the six months ended June 30, 2003, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years. As of June 30, 2003, the Partnership had not recognized approximately $3,695,000 of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                 /s/Patrick J. Foye
                                 Patrick J. Foye
                                 President of National Corporation for Housing Partnerships, equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of National Housing Partnership Realty Fund IV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.