Form 10QSB
period 2003-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2003-11-14
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2003



                          ASSETS
  Cash and cash equivalents                                        $ --

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  Accounts payable                                                    55
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        1,887
  Due to General Partner (Note 3)                                    854
  Accrued interest on partner loans (Note 3)                       1,593
                                                                   4,389
Partners' capital (deficiency):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,847
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (218)
  Other Limited Partners -- 15,223 investment units               (8,018)
                                                                  (4,389)
                                                                   $ --

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                   2003        2002        2003         2002
Costs and expenses:
  Interest on partner loans (Note 3)               $ 35        $ 38        $ 108       $ 111
  Administrative and reporting fees to
    General Partner (Note 3)                           29          29          87          87
  Other operating expenses                             20          18          50          51
            Total expenses                             84          85         245         249

Loss from partnership operations                      (84)        (85)       (245)       (249)
Distributions from limited partnerships
  recognized as income (Note 2)                        --          --           2          --

Net loss                                           $ (84)      $ (85)     $ (243)      $ (249)

Allocation of net loss:
  General Partner - NHP                            $ (1)       $ (1)       $ (2)        $ (3)
  Original Limited Partner - 1133 Fifteenth
    Street Four Associates                             (1)         (1)         (2)         (3)
  Other Limited Partners                              (82)        (83)       (239)       (243)

                                                   $ (84)      $ (85)     $ (243)      $ (249)

Net loss per limited partnership interest         $ (5.35)    $ (5.39)    $(15.59)    $(15.79)

                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

               Statement of CHANGES IN Partners' CAPITAL (Deficiency)
                                   (Unaudited)
                                 (in thousands)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                              (NHP) Associates   Partners        Total

Capital (deficiency) at
  December 31, 2002                 $ 3,849       $ (216)       $(7,779)      $(4,146)

Net loss for the nine months
  ended September 30, 2003               (2)           (2)         (239)         (243)

Capital (deficiency) at
  September 30, 2003                $ 3,847       $ (218)       $(8,018)      $(4,389)

Percentage interest at
  September 30, 2003                   1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 15,223 investment units at September 30, 2003 and 15,332 investment units at December 31, 2002. During the nine months ended
      September 30, 2003, 109 units were abandoned (Note 5).


                   See Accompanying Notes to Financial Statements

                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2003         2002
Cash flows used in operating activities:
  Distributions received in excess of investment in Local
   Limited Partnerships                                                $ 2          $ --
  Operating expenses paid                                                (51)         (41)
  Net cash used in operating activities                                  (49)         (41)

Cash flows provided by financing activities:
  Advances from General Partner                                           49           39

Net decrease in cash and cash equivalents                                 --           (2)

Cash and cash equivalents at beginning of period                          --            2

Cash and cash equivalents at end of period                             $ --         $ --

Reconciliation of net loss to net cash used in operating
  activities
   Net loss                                                           $ (243)      $ (249)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Decrease in accounts payable and accrued expenses                   (1)         (19)
      Administrative and reporting fees payable to General
        Partner                                                           87           87
      Accrued interest on Partner loans                                  108          111
      Other accrued expenses                                              --           29

      Total adjustments                                                  194          208

Net cash used in operating activities                                 $ (49)       $ (41)

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. In accordance with SFAS 144 Loring Towers Apartments Limited Partnership, which was foreclosed upon during the year ended December 31, 2002, was considered as assets held for sale as of September 30, 2002. As a result, the accompanying combined results of operations (see Note
2) for 2002 was restated as of January 1, 2002 to reflect the operations of Loring Towers Apartments Limited Partnership as loss from discontinued operations.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the remaining Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2003, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $524,000 and $809,000 of losses from one and two Local Limited Partnerships during the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the Partnership had not recognized approximately $3,905,000, of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

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

Advances made by the Partnership to the individual Local Limited Partnerships were considered part of the Partnership's investment in the Local Limited Partnership. When advances were made, they were charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at September 30, 2003. At September 30, 2003, there are no remaining advance balances due from individual Local Limited Partnerships.

During the nine months ended September 30, 2003, the Partnership received approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments which forced the property to temporarily relocate its tenants. The Local Limited Partnership is in the process of making the repairs necessary to reoccupy the property. Repairs are being funded by the Local Limited Partnership's General Partner. The Partnership has no additional liability to fund the operations or repairs of the Local Limited Partnership. At this time, the extent of losses which will be incurred by the Local Limited Partnership related to the repairs and vacancies cannot be determined.

Summaries of the combined results of operations for the nine months ended September 30, 2003 and 2002 are as follows:


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2003         2002        2003        2002
                                                    (Restated)              (Restated)
                                           (in thousands)           (in thousands)
Rental income                            $ 255        $ 238        $ 769       $ 714
Other income                                  9            6           30          27
Casualty gain                                --            1           --         136
   Total income                             264          245          799         877

Operating expenses                          200          171          559         485
Interest, taxes and insurance               211          161          582         483
Depreciation                                 65           59          187         177
   Total expense                            476          391        1,328       1,145

Loss from continuing operations            (212)        (146)        (529)       (268)
Loss from discontinued operations             --        (179)          --        (549)

Net loss                                 $ (212)      $ (325)     $ (529)     $ (817)
National Housing Partnership
  Realty Fund IV share of losses         $ (210)      $ (322)     $ (524)     $ (809)

(3) TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES OF THE GENERAL PARTNER

During both of the nine month periods ended September 30, 2003 and 2002, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $87,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $1,887,000 at September 30, 2003.

During the nine months ended September 30, 2003 and 2002, the General Partner made working capital advances of approximately $49,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the nine months ended September 30, 2003 or 2002. The amount owed to the General Partner at September 30, 2003 was approximately $854,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.00% at September 30, 2003) and was approximately $108,000 and $111,000 for the nine month periods ended September 30, 2003 and 2002. Accrued interest on the loan balance amounted to approximately $1,593,000 at September 30, 2003.

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

(5)   Abandonment of Limited Partnership Units

During the nine months ended September 30, 2003 and the year ended December 31, 2002, the number of Limited Partnership Units decreased by 109 and 62 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

(6)   LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation matters involving it or the Local Limited Partnership it is invested in that are not of a routine nature arising in the ordinary course of business.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generates cash from the receipt of distributions from the remaining Local Limited Partnership. The Partnership's only other source of liquidity is loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

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

Cash and cash equivalents amounted to approximately zero at September 30, 2003 and 2002, as cash remained constant since December 31, 2002. During the nine months ended September 30, 2003, advances from the General Partner and a final distribution of cash received from a Local Limited Partnership that exceeded the investment balance were approximately the same amount as operating expenses paid. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2003, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of September 30, 2003, the Partnership owed the General Partner approximately $1,887,000 for administrative and reporting services. As of September 30, 2003, the Partnership owed the General Partner approximately $854,000 plus accrued interest of approximately $1,593,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the
Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

During the nine months ended September 30, 2003, the Partnership received approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Approximately $2,000 in cash distributions were received from the Local Limited Partnerships during the nine months ended September 30, 2003. There were no cash distributions received from the Local Limited Partnerships during the nine months ended September 30, 2002. The receipt of distributions in future quarters is dependent upon the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution in accordance with applicable HUD regulations.

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

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 2003 and 2002, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

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

The Partnership recognized net losses of approximately $243,000 and $249,000 for the nine months ended September 30, 2003 and 2002, respectively.

The Partnership did not recognize approximately $524,000 of its allocated share of losses from the one Local Limited Partnership held during the nine months ended September 30, 2003, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years. As of September
30, 2003, the Partnership had not recognized approximately $3,905,000 of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments which forced the property to temporarily relocate its tenants. The Local Limited Partnership is in the process of making the repairs necessary to reoccupy the property. Repairs are being funded by the Local Limited Partnership's General Partner. The Partnership has no additional liability to fund the operations or repairs of the Local Limited Partnership. At this time, the extent of losses which will be incurred by the Local Limited Partnership related to the repairs and vacancies cannot be determined.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.