Form 10KSB
period 2003-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2004-03-29
CIK 780149

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ____________ to ____________

                         Commission file number 0-15731

                 NATIONAL  HOUSING  PARTNERSHIP  REALTY  FUND IV
       (Exact name of small business issuer as specified in its charter)

            Maryland                                             52-1473440
(State or other jurisdiction of                                (I.R.S.Employer
 incorporation or organization)                              Identification No.)

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

                        15,223 Limited Partnership Units
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $2,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

On June 3, 1997, Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, together with its subsidiaries and other controlled entities, the "AIMCO Group", acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Partnership's business is to hold limited partnership interests in limited partnerships ("Local Limited Partnerships") which, in turn, own and operate multi-family rental housing properties ("Properties"). The Partnership acquired the interests in the Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments which was foreclosed upon in July 2000 by the General Partner. During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership. During the year ended December 31, 2002, the noteholder foreclosed on the Partnership's interest in Loring Towers Limited Partnership. The Partnership continues to hold a limited partnership interest in one Local Limited Partnership at December 31, 2003.

With respect to the remaining Local Limited Partnership, NHP is the general partner and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to the Partnership's rights and obligations to make additional contributions or loans to the Local Limited Partnership.

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

The following is a schedule of the Property owned directly by the Local Limited Partnership in which the Partnership is a limited partner:

                      SCHEDULE OF PROPERTY OWNED BY THE
       LOCAL LIMITED PARTNERSHIP IN WHICH NATIONAL HOUSING PARTNERSHIP
                        REALTY FUND IV HAS AN INVESTMENT

                                                                              Occupancy
                                                        Units Authorized     Percentage
                                       Financed,Insured    for Rental    for the Years Ended
   Property Name, Location    Number of  and Subsidized Assistance Under    December 31,
     and Partnership Name       Units        Under        Section 8 (B)     2003     2002

Kennedy Homes                    172          (A)               0           84%       82%
  Gainesville, Florida
  (Kennedy Homes Limited
    Partnership)

(A) The mortgage was insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d)(3) of the National Housing Act.

(B) Section 8 of Title II of the Housing and Community Development Act of 1974. The HAP contract that was scheduled to expire in May 2004 was cancelled in December 2003.

In November 2003, the Local Limited Partnership's previous mortgage, which was insured by the FHA, was repaid in full from the proceeds of a new mortgage from an affiliate of the General Partner. The new mortgage replaced mortgage indebtedness of approximately $593,000 with a new mortgage of approximately $751,000. The new mortgage is secured by a deed of trust on the property and carries a stated interest rate of 6.00%. Payments of principal and interest of approximately $10,000 are due on the first day of each month until October 2009 at which time the mortgage is scheduled to be fully amortized. The mortgage may be prepaid without penalty. The Local Limited Partnership is currently delinquent on payments which enables the affiliate of the General Partner to call the total indebtedness at any time.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000. As of December 31, 2003, advances outstanding total approximately $774,000. These funds are being used to house tenants and store their belongings until they obtain other permanent housing as well as to board up the property which is completely vacant. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are made monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments which enables the affiliate of the General Partner to call the total indebtedness at anytime. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest.

Ownership Percentages

The following details the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The Partnership's interest in the Local Limited Partnership is a limited partner interest. Also included is the total mortgage encumbrance and note payable and accrued interest on the property for the Local Limited Partnership as of December 31, 2003.

                               NHP Realty Original
                             Fund IV         Cost of                        Note Payable
                           Percentage       Ownership        Mortgage        and Accrued
Partnership                 Ownership       Interest           Note           Interest
                                         (in thousands)   (in thousands)   (in thousands)
Kennedy Homes Limited
  Partnership                  99%           $1,114           $1,525           $6,743

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

The Federal Housing Administration (FHA) contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The agreement was cancelled in December 2003.

For the past several years, various proposals have been advanced by the United States Department of Housing and Urban Development ("HUD"), Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 172 units, all of the units owned by the property in which the Partnership has invested, received rental subsidies during 2002 and for the majority of the year in 2003. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. The HAP contract held by Kennedy Homes Local Limited Partnership was cancelled in December 2003.

HUD Approval and Enforcement

The property owned by the Partnership was subject to regulations by HUD prior to December 2003. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance". HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Management believes that the Local Limited Partnership's property is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.     Properties

See "Item 1 - Description of Business" for the real estate owned by the Partnership through the ownership of a limited partnership interest in a Local Limited Partnership.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving it or the Local Limited Partnership it is invested in that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

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

(b) As of December 31, 2003, there were 1,105 registered holders of 15,223 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1").

(c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2003.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Partnership generates cash from distributions from the Local Limited Partnership. The Partnership's only other potential source of liquidity is from loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

The Local Limited Partnership's property received one or more forms of assistance from Federal, state or local government agencies. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions was generally restricted by these government-assistance programs. The HAP contract held by the Local Limited Partnership was cancelled in December 2003. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Cash and cash equivalents amounted to approximately zero at December 31, 2003 and 2002, respectively. The cash activity for 2003 consisted of approximately $49,000 of cash used in operating activities offset by approximately $49,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner to fund Partnership operating expenses. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2003, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of December 31, 2003, the Partnership owed the General Partner approximately $1,916,000 for administrative and reporting services performed. Working capital advances of approximately $49,000 and $39,000 occurred between the Partnership and the General Partner during the year ended December 31, 2003 and 2002, respectively. As of December 31, 2003, the Partnership owed the General Partner approximately $854,000 plus accrued interest of approximately $1,630,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Cash distributions totaling approximately $2,000 were received in a final distribution of cash from the Royal Towers Local Limited Partnership during the year ended December 31, 2003. No such cash distributions were received during the year ended December 31, 2002. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution. Due to the current condition of the property, the Partnership does not anticipate any distributions in the near future.

There were no advances or repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2003 and 2002. Interest is charged on advances at the prime rate plus 2% (6.00% at December 31, 2003).

The Kennedy Homes Local Limited Partnership in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Kennedy Homes Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale of the property. The note was due February 28, 2001. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

The Note Payable at Loring Towers Apartments Limited Partnership was purchased by an affiliate of the General Partner during the year ended December 31, 2001. This note had an original maturity date of February 28, 2001 and was extended by the third party noteholder until October 1, 2001. The note went into default due to non-payment on October 1, 2001 and the partnership interest became subject to foreclosure by the affiliate that purchased the deferred acquisition note. During the year ended December 31, 2002, the affiliate foreclosed on the partnership interest of Loring Towers Apartments Limited Partnership.

Results of Operations

The Partnership originally invested as a limited partner in four Local Limited Partnerships, which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent that the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2003 and 2002, the Partnership had no carrying value in any of the Local Limited Partnerships and therefore, reflected no share of losses from the Local Limited Partnerships.

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

The Partnership recognized a net loss of approximately $318,000 for the year ended December 31, 2003 compared to a net loss of approximately $322,000 for the year ended December 31, 2002. The decrease in net loss is primarily due to a decrease in interest expense. Interest on partner loans decreased due to a decrease in the average interest rate charged on the loans due to an affiliate of the General Partner.

The Partnership did not recognize approximately $4,615,000 of its allocated share of losses from the remaining investment in the Kennedy Homes Local Limited Partnership during the year ended December 31, 2003, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years (see "Item 7. Financial Statements - Note 3"). As of December 31, 2003, the Partnership had not recognized approximately $7,996,000 of its allocated share of cumulative losses from its remaining Local Limited Partnership in which its investment is zero.

Item 7.     Financial Statements

National Housing Partnership Realty Fund IV

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Statement of Financial Position - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                          Independent Auditors' Report



To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2003, and the related statements of operations, partners' capital (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


                                                          /s/ERNST & YOUNG LLP


Indianapolis, Indiana
March 7, 2003

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                        (in thousands, except unit data)

                                December 31, 2003



                                        ASSETS
Cash and cash equivalents                                              $ --
                                                                       $ --


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities:
  Accounts payable                                                     $ 64
  Administrative and reporting fee payable to General
   Partner (Note 3)                                                    1,916
  Due to General Partner (Note 3)                                        854
  Accrued interest on partner loans (Note 3)                           1,630
                                                                       4,464
Partners' capital (deficiency):
  General Partner - The National Housing Partnership
   (NHP) 3,846
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                      (219)
  Other Limited Partners - 15,223 investment units                    (8,091)
                                                                      (4,464)
                                                                       $ --

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2003          2002

REVENUES:
  Distributions in excess of investment in Local Limited
   Partnerships (Note 2)                                        $ 2          $ --
COSTS AND EXPENSES:
  Interest on partner loans (Note 3)                              145           148
  Administrative and reporting fees to General Partner
   (Note 3)                                                       116           116
  Other operating expenses                                         59            58
                                                                  320           322
NET LOSS                                                      $ (318)       $ (322)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                        $ (3)         $ (3)
  Original Limited Partner - 1133 Fifteenth Street Four
   Associates                                                      (3)           (3)
  Other Limited Partners - 15,223 investment units               (312)         (316)
                                                              $ (318)       $ (322)

Net loss per limited partnership interest                     $(20.35)      $(20.61)

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                        (in thousands, except unit data)


                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership   Street Four     Limited
                                      (NHP)       Associates     Partners        Total

Capital (deficiency) at
  January 1, 2002                    $ 3,852        $ (213)      $(7,463)       $(3,824)

Net loss                                  (3)           (3)         (316)          (322)

Capital (deficiency) at
  December 31, 2002                    3,849          (216)       (7,779)        (4,146)

Net loss                                  (3)           (3)         (312)          (318)

Capital (deficiency) at
  December 31, 2003                  $ 3,846        $ (219)      $(8,091)       $(4,464)

Percentage interest at
  December 31, 2003                      1%              1%           98%          100%
                                         (A)            (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C) Consists of 15,223 investment units at December 31, 2003 and 15,332 investment units at December 31, 2002. During the years ended December 31, 2003 and 2002, 109 and 62 units were abandoned (Note 4).

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                   2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in
   Local Limited Partnership                                        $ 2            $ --
  Operating expenses paid                                             (51)           (41)
      Net cash used in operating activities                           (49)           (41)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from an affiliate of the General Partner                    49             39

NET DECREASE IN CASH AND CASH EQUIVALENTS                              --             (2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         --              2

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ --            $ --

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   Net loss                                                       $ (318)         $ (322)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Changes in operating assets and liabilities:
        Administrative and reporting fee payable to
         General Partner                                              116            116
        Accounts payable                                                8             17
        Other accrued expenses                                         --             --
        Accrued interest on partner loans                             145            148
         Total adjustments                                            269            281

           Net cash used in operating activities                   $ (49)         $ (41)

                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


(1) SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Partnership continues to generate operating losses and suffers from a lack of cash. The General Partner may loan money to fund certain operating expenses of the Partnership.

As of December 31, 2003, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership's subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage note payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

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

On June 3, 1997, Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, together with its subsidiaries and other controlled entities, the ("AIMCO Group"), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation ("NHP Partners"), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership ("NHP Partners Two"). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation ("NCHP"), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon in July 2000. At December 31, 2003, the Partnership continues to own an interest in one Local Limited Partnership (see Note 2).

Reclassifications

Certain reclassifications have been made to the 2002 combined results of operations to conform to the 2003 presentation.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 1, 2003, and with respect to public entities with variable interest entities held before February 1, 2003. FIN 46 will apply to financial statements for periods ending December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investment in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreement that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was lost to foreclosure during the year ended December 31, 2002 (see discussion below). The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the remaining Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 2003, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $4,615,000 and $1,073,000 of losses from one and two Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Partnership had not recognized approximately $7,996,000 and $3,381,000, respectively, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero. The cumulative losses for Loring Towers Apartments Limited Partnership which was lost to foreclosure during the year ended December 31, 2002 were approximately $8,366,000.

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

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at December 31, 2003. At December 31, 2003, there are no remaining advance balances due from individual Local Limited Partnerships.

There were no advances or repayments made between the Partnership and the Local Limited Partnerships during the years ended December 31, 2003 and 2002. Interest is charged on advances at the prime rate plus 2% (6.00% at December 31, 2003).

During the year ended December 31, 2003, the Partnership received approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Summaries of the financial position of the aforementioned Local Limited Partnership as of December 31, 2003 and the combined results of operations for the years ended December 31, 2003 and 2002 are as follows:

                             CONDENSED FINANCIAL POSITION
                           OF THE LOCAL LIMITED PARTNERSHIP
                                    (in thousands)
                                  December 31, 2003
Assets:
  Land                                                                $ 150
  Buildings and improvements, net of accumulated
   depreciation of $2,598                                                601
  Other assets                                                           137
                                                                       $ 888
Liabilities and Partners' Deficit:
Liabilities:
  Mortgage note payable                                              $ 1,525
  Note payable                                                         1,402
  Accrued interest on note payable                                     5,341
  Other liabilities                                                      800
                                                                       9,068
Partners' Deficit:
  National Housing Partnership Realty Fund IV                         (8,038)
  The National Housing Partnership                                      (142)
                                                                      (8,180)
                                                                       $ 888

                       CONDENSED COMBINED RESULTS OF OPERATIONS
                          OF THE LOCAL LIMITED PARTNERSHIPS
                                    (in thousands)
                                                      Years Ended December 31,
                                                     2003                 2002
                                                                      (Restated)
Revenues:
Rental income                                        $ 915               $ 965
Other income                                             53                  31
Casualty gain                                            --                 136
  Total income                                          968               1,132

Expenses:
  Operating expenses                                  1,580                 741
  Financial expenses                                    166                 171
  Interest on notes payable                             568                 538
  Depreciation and amortization                         264                 236
   Impairment loss                                    2,894                  --
   Loss on early extinguishment of debt                 158                  --
   Total expenses                                     5,630               1,686
Loss from continuing operations                      (4,662)               (554)
Loss from discontinued operations                        --                (530)
Net loss                                            $(4,662)            $(1,084)

The combined financial statements of the Local Limited Partnerships are prepared on the accrual basis of accounting. Each Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 236 or Section 221(d)(3) of The National Housing Act. All the projects received rental assistance from HUD. During the years ended December 31, 2003 and 2002 the projects received a total of approximately $757,000 and $1,144,000, respectively, of rental assistance from HUD. The decrease in rental assistance was due to the loss on foreclosure of Loring Towers Apartments Limited Partnership during the year ended December 31, 2002. In addition, the HAP contract held by Kennedy Homes Local Limited Partnership was cancelled in December 2003.

In  accordance  with  Statement  of  Financial  Accounting  Standards  No.  144,
"Accounting for the Impairment or Disposal of Long-Lived Assets", the Local Limited Partnership records impairment losses when events and circumstances indicate the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 2003, Kennedy Homes Local Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by approximately $2,894,000.

For the past several years, various proposals have been advanced by the United States Department of HUD, Congress and others proposing the restructuring of HUD's rental assistance programs under Section 8 of the United States Housing Act of 1937 ("Section 8"), under which 172 units, all of the units owned by the remaining property in which the Partnership has invested, received rental subsidies during 2002 and for the majority of the year in 2003. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act". Under the 1997 Housing Act, certain properties assisted under Section 8, with rents above market levels and financed with HUD-insured mortgage loans, will be restructured by adjusting subsidized rents to market levels, thereby potentially reducing rent subsidies, and lowering required debt service costs as needed to ensure financial viability at the reduced rents and rent subsidies. The 1997 Housing Act retains project-based subsidies for most properties (properties in rental markets with limited supply, properties serving the elderly, and certain other properties). The 1997 Housing Act phases out project-based subsidies on selected properties servicing families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy. Under a tenant-based system, rent vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, provided such tenants have the financial ability to pay the difference between the selected properties' monthly rent and the value of the vouchers, which would be established based on HUD's regulated fair market rent for the relevant geographical areas. With respect to Housing Assistance Payments Contracts ("HAP Contracts") expiring before October 1, 1998, Congress elected to renew them for one-year terms, generally at existing rents, so long as the properties remain in compliance with the HAP Contracts. The HAP contracts held by Kennedy Homes Local Limited Partnership were cancelled in December 2003.

In November 2003, the Local Limited Partnership's previous mortgage, which was insured by the FHA, was repaid in full from the proceeds of a new mortgage from an affiliate of the General Partner. The new mortgage replaced mortgage indebtedness of approximately $593,000 with a new mortgage of approximately $751,000. The new mortgage is secured by a deed of trust on the property and carries a stated interest rate of 6.00%. Payments of principal and interest of approximately $10,000 are due on the first day of each month until October 2009 at which time the mortgage is scheduled to be fully amortized. The mortgage may be prepaid without penalty. The Local Limited Partnership is currently delinquent on payments which enables the affiliate of the General Partner to call the total indebtedness at any time.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership also obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000. As of December 31, 2003, advances outstanding total approximately $774,000. These funds are being used to house tenants and store their belongings until they obtain other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are made monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments which enables the affiliate of the General Partner to call the total indebtedness at anytime. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest.

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

The note matured as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Kennedy Homes Limited Partnership          02/28/2001*    $ 1,402         $ 5,341

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

(3) TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2003 and 2002 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,916,000 at December 31, 2003.

During the years ended December 31, 2003 and 2002, the General Partner made working capital advances of approximately $49,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2003 or 2002. The amount owed to the General Partner at December 31, 2003 was approximately $854,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.00% at December 31, 2003). During 2003 and 2002, interest of approximately $145,000 and $148,000, respectively, was accrued and expensed. Accrued interest on the loan balance was approximately $1,630,000 at December 31, 2003.

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

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

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

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the project operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $89,000, and $194,000 from one and two Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2003 and 2002, were approximately $259,000, and $323,000, respectively.

An affiliate of AIMCO charged fees of approximately $8,000 to the Local Limited Partnerships during the year ended December 31, 2002 related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to investment properties. There were no such charges during the year ended December 31, 2003.

(4)   Abandonment of Limited Partnership Units

During the years ended December 31, 2003 and 2002, the number of Limited Partnership Units decreased by 109 and 62 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year, respectively.

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

A reconciliation follows:

                                               Years Ended December 31,
                                                   2003         2002
                                                    (in thousands)

Net loss per financial statements                 $ (318)      $ (322)
Add (deduct):
  General and administrative expense                 145          116
  Interest on partner loans                          145          148
  Other                                              (19)         (10)
  Foreclosure Gain                                    --        8,312
  Partnership's share of Local Limited
    Partnership's income (losses)                    985       (1,349)

Net income per tax return                         $ 938       $ 6,895


The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities (in thousands):

                                                    December 31, 2003

Net liabilities as reported                              $ (4,464)
Add (deduct):
  Investment in Partnerships                                  290
  Other                                                       746
  Accrued interest                                            958

Net liabilities - federal tax basis                      $ (2,470)

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

(7) REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND IV HAS INVESTED


                                                                            Cost
                                             Initial Cost              Capitalized
                                           To Local Limited             Subsequent
                                              Partnership             to Acquisition
                                            (in thousands)            (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Kennedy Homes Limited
  Partnership                   (1)       $ 150      $ 3,131      $ 2,043      $(1,975)



                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                                    Buildings
                                       And
                                    Related
                                   Personal            Accumulated    Date of     Date   Depreciable
      Description          Land    Property Total(2)  Depreciation  Construction Acquired Life-Years
                                              (3)         (3)
Kennedy Homes Limited
  Partnership             $ 150    $ 3,199   $ 3,349    $(2,598)       1968       3/86     5-50

      1. Schedule of Encumbrances (in thousands)

                                                                  Note
                                                               Payable and
                                                  Mortgage      Accrued
Partnership Name                                    Note        Interest      Total

Kennedy Homes Limited Partnership                  $ 1,525      $ 6,743      $ 8,268

      2. The aggregate cost of land for Federal income tax purposes is approximately $150,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $6,030,000. The total of the above-mentioned items is approximately $6,180,000.

      3.    Reconciliation of real estate

                                                  Years Ended December 31,
                                                     2003         2002

Balance at beginning of year                       $ 5,500       $ 8,117
Improvements during the year                            743          148
Transfer of interest of investment properties            --       (2,765)
Impairment of property                               (2,894)          --
Balance at end of year                             $ 3,349       $ 5,500

            Reconciliation of accumulated depreciation

                                                     2003         2002

Balance at beginning of year                       $ 2,349       $ 2,902
Depreciation expense for the year                      264           357
Foreclosure of investment in rental property            --            --
Transfer of interest of investment properties           --          (910)
Disposal due to casualties                             (15)           --
Balance at end of year                             $ 2,598       $ 2,349

(8) GOING CONCERN

As of December 31, 2003, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership's subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage note payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(9) LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation matters involving it or the Local Limited Partnership it is invested in that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

The Partnership has no directors, officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

These individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    42   Director and Executive Vice President
Ronald D. Monson                 47   Director and Executive Vice President
David R. Robertson               38   Director, President and Chief Executive
                                       Officer

Jeffrey Adler (age 42) has been a Director and an Executive Vice President of the General Partner since February 2004. Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company. From 1990 to 2000 Mr. Adler held several positions at Progressive Insurance.

Ronald D. Monson (age 47) has been a Director and an Executive Vice President of the General Partner since February 2001. Mr. Monson was appointed Executive Vice President of AIMCO in February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

David R. Robertson (age 38) has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                        and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                        Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                        Officer

Jeffrey Adler                        See "Directors of NCHP".
Ronald D. Monson                     See "Directors of NCHP".
David R. Robertson                   See "Directors of NCHP".

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

National Housing Partnership Realty Fund IV has no directors or officers. No direct form of compensation or remuneration was paid by the Partnership to any directors or officers of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11.    Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Four Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2003.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,857                12.20%
  (affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2003 and 2002 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,916,000 at December 31, 2003.

During the years ended December 31, 2003 and 2002, the General Partner made working capital advances of approximately $49,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2003 or 2002. The amount owed to the General Partner at December 31, 2003 was approximately $854,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.00% at December 31, 2003). During 2003 and 2002, interest of approximately $145,000 and $148,000, respectively, was accrued and expensed. Accrued interest on the loan balance was approximately $1,630,000 at December 31, 2003.

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

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership's and the General Partner's interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner's and the Partnership's interests in the Local Limited Partnership. Due to weak rental market conditions where the property is located, the General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the project operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $89,000, and $194,000 from one and two Local Limited Partnerships for management fees and other services provided to the Local Limited Partnerships during the years ended December 31, 2003 and 2002, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2003 and 2002, were approximately $259,000, and $323,000, respectively.

An affiliate of AIMCO charged fees of approximately $8,000 to the Local Limited Partnerships during the year ended December 31, 2002 related to construction management services provided by AIMCO and its affiliates. The fee was calculated based on a percentage of current year additions to investment properties. There were no such charges during the year ended December 31, 2003.

                                     PART IV

Item 13.    Exhibits Reports on Form 8-K

      (a)   Exhibits

            None.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $42,000 for both 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for both 2003 and 2002 of approximately $4,000, respectively.

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

                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships,   its   sole   General
                                          Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President   and   Chief    Executive
                                          Officer

                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ronald D. Monson           Director and Executive  Date: March 29, 2004
Ronald D. Monson              Vice President

/s/David R. Robertson         Director, President     Date: March 29, 2004
David R. Robertson            and Chief Executive
                              Officer

/s/Thomas M. Herzog           Senior Vice President   Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting
                              Officer

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


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

Date: March 29, 2004

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer,
                                    National Corporation for Housing
                                    Partnerships, equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of National
                                    Corporation for Housing Partnerships,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Realty Fund IV (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.