Form 10QSB
period 2004-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2004-08-16
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2004



                          ASSETS
  Cash and cash equivalents                                        $ 4

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  Accounts payable                                                 $ 60
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        1,974
  Due to General Partner (Note 3)                                    897
  Accrued interest on partner loans (Note 3)                       1,707
                                                                   4,638
Partners' capital (deficiency):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,844
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (221)
  Other Limited Partners -- 15,114 investment units               (8,257)
                                                                  (4,634)
                                                                     $ 4

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                   2004        2003        2004         2003
Costs and expenses:
  Interest on partner loans (Note 3)               $ 39        $ 37        $ 77         $ 73
  Administrative and reporting fees to
    General Partner (Note 3)                           29          29          58          58
  Other operating expenses                             23          15          35          30
            Total expenses                             91          81         170         161

Loss from partnership operations                      (91)        (81)       (170)       (161)
Distributions from limited partnerships
  recognized as income                                 --          --          --           2

Net loss                                           $ (91)      $ (81)     $ (170)      $ (159)

Allocation of net loss:
  General Partner - NHP                            $ (1)       $ (1)       $ (2)        $ (2)
  Original Limited Partner - 1133 Fifteenth
    Street Four Associates                             (1)         (1)         (2)         (2)
  Other Limited Partners                              (89)        (79)       (166)       (155)

                                                   $ (91)      $ (81)     $ (170)      $ (159)

Net loss per other limited partnership
    interest                                      $ (5.85)    $ (5.15)    $(10.90)    $(10.11)


                See Accompanying Notes to Financial Statements


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

            Statement of CHANGES IN Partners' CAPITAL (Deficiency)
                                   (Unaudited)
                                 (in thousands)


                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Capital (deficiency) at
  December 31, 2003                 $ 3,846       $ (219)       $(8,091)      $(4,464)

Net loss - six months ended
  June 30, 2004                          (2)           (2)         (166)         (170)

Capital (deficiency) at
  June 30, 2004                     $ 3,844       $ (221)       $(8,257)      $(4,634)

Percentage interest at
  June 30, 2004                        1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 15,114 investment units at June 30, 2004 and 15,223 investment units at December 31, 2003. During the year ended December 31, 2003, 109 units were abandoned. During the six months ended June 30, 2004, an additional 109 investment units were abandoned. (Note 5).


                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            Statements of Cash FlowS
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2004         2003
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Operating expenses paid                                             $ (39)       $ (44)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from General Partner                                           43           44

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4           --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          --           --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 4          $ --

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES
   Net loss                                                           $ (170)      $ (159)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Accounts payable and accrued expenses from rental
        operations                                                        --          (46)
      Administrative and reporting fees payable to General
        Partner                                                           58           58
      Accrued interest on Partner loans                                   77           73
      Other accrued expenses                                              (4)          30

      Total adjustments                                                  131          115

Net cash used in operating activities                                 $ (39)       $ (44)

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

Recent Accounting Pronouncements

In January 2003 and revised December 31, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2003.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2004, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $647,000 and $314,000 of losses from the remaining Local Limited Partnership during the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Partnership had not recognized approximately $8,643,000, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at June 30, 2004. At June 30, 2004, there are no remaining advance balances due from the Local Limited Partnership.

During  the  six  months  ended  June  30,  2003,   the   Partnership   received
approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Summaries of the combined results of operations for the three and six months ended June 30, 2004 and 2003 are as follows:

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           2004        2003        2004        2003
                                            (in thousands)          (in thousands)

Rental income                              $ --       $ 260        $ --        $ 514
Other income                                   4          14           21          21
Casualty gain                                232          --          232          --
   Total income                              236         274          253         535

Operating expenses                            61         162          464         359
Interest, taxes and insurance                225         187          443         371
Depreciation                                  --          63           --         122
   Total expense                             286         412          907         852

Net loss                                  $ (50)      $ (138)     $ (654)     $ (317)

National Housing Partnership
  Realty Fund IV share of losses          $ (50)      $ (137)     $ (647)     $ (314)

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

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000. As of June 30, 2004, advances outstanding total approximately $950,000. These funds were used to house tenants and store their belongings until they obtain other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are made monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments which enables the affiliate of the General Partner to call the total indebtedness at anytime. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest.

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

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership's surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local
Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at June 30, 2004.

(3) TRANSACTIONS WITH AFFILIATED PARTIES

During both of the six month periods ended June 30, 2004 and 2003, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $58,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $1,974,000 at June 30, 2004.

During the six months ended June 30, 2004 and 2003, the General Partner made working capital advances of approximately $43,000 and $44,000, respectively, to the Partnership. No working capital repayments were made during the six months ended June 30, 2004 or 2003. The amount owed to the General Partner at June 30, 2004 was approximately $897,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (6.00% at June 30, 2004) and was approximately $77,000 and $73,000 for the six months ended June 30, 2004 and 2003, respectively. Accrued interest on the loan balance amounted to approximately $1,707,000 at June 30, 2004.

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

(4) GOING CONCERN

As of June 30, 2004, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership's subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage note payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(5)   Abandonment of Limited Partnership Units

During the six months ended June 30, 2004 the number of Limited Partnership Units decreased by 109 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

(6)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it or the Local Limited Partnership it is invested in that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Local Limited Partnership's property received one or more forms of assistance from Federal, state or local government agencies. As a result, the Local Limited Partnership's ability to transfer funds to the Partnership in the form of cash distributions was generally restricted by these government-assistance programs. The Local Limited Partnership's contract with HUD was cancelled in December 2003. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Cash and cash equivalents amounted to approximately $4,000 and zero at June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, the Partnership received advances from the General Partner of approximately $43,000 and used these advances to pay approximately $39,000 of operating expenses. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2004, is dependent on further advances from the General Partner, distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of June 30, 2004, the Partnership owed the General Partner approximately $1,974,000 for administrative and reporting services performed. Working capital advances of approximately $43,000 and $44,000 occurred between the Partnership and the General Partner during the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the Partnership owed the General Partner approximately $897,000 plus accrued interest of approximately $1,707,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Cash distributions totaling approximately $2,000 were received in a final distribution of cash from the Royal Towers Local Limited Partnership during the six months ended June 30, 2003. No such cash distributions were received during the six months ended June 30, 2004. The receipt of distributions in future quarters is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution. Due to the current condition of the property, the Partnership does not anticipate any distributions to be received in the near future.

There were no advances or repayments made between the Partnership and the Local Limited Partnership during the six months ended June 30, 2004 and 2003. At June 30, 2004, there are no remaining advance balances due from the Local Limited Partnership.

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

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 2004 and 2003, the Partnership had no carrying value in the remaining Local Limited Partnership and therefore, reflected no share of losses from the Local Limited Partnership.

The Partnership recognized a net loss of approximately $170,000 and $159,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership did not recognize approximately $647,000 of its allocated share of losses from the remaining Local Limited Partnership held during the six months ended June 30, 2004, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years. As of June 30, 2004, the Partnership had not recognized approximately $8,643,000 of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

Recent Accounting Pronouncements

In January 2003 and revised December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 1, 2003, and with respect to public entities with variable interest entities held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships, Its sole General Partner

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer

                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President

                                    Date: August 16, 2004

                          National Housing Partnership Realty Fund IV
                                         Exhibit Index



       31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1       Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of National Corporation
                                    for Housing Partnerships, equivalent of
                                    the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 16, 2004




This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.