Form 10KSB
period 2004-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2005-03-30
CIK 780149

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

                        15,060 Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's business is to hold limited partnership interests in limited partnerships ("Local Limited Partnerships") which, in turn, own and operate multi-family rental housing properties ("Properties"). The Partnership acquired the interests in no Local Limited Partnerships from sellers who originally developed the Properties. The Partnership directly purchased Trinity Apartments which was foreclosed upon in July 2000 by the General Partner. During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership. During the year ended December 31, 2002, the noteholder foreclosed on the Partnership's interest in Loring Towers Limited Partnership. The Partnership continues to hold a limited partnership interest in one Local Limited Partnership, Kennedy Homes Limited Partnership, at December 31, 2004.

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

The following is a schedule of the Property owned directly by the Local Limited Partnership in which the Partnership is a limited partner:

                      SCHEDULE OF PROPERTY OWNED BY THE
       LOCAL LIMITED PARTNERSHIP IN WHICH NATIONAL HOUSING PARTNERSHIP
                        REALTY FUND IV HAS AN INVESTMENT

                                                                           Occupancy
                                                     Units Authorized     Percentage
                                        Financed,       for Rental    for the Years Ended
                                         Insured
  Property Name, Location  Number of  and Subsidized Assistance Under    December 31,
   and Partnership Name      Units        Under        Section 8 (B)     2004     2003

   Kennedy Homes              172          (A)               0            0%       84%
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

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000. As of December 31, 2004, advances outstanding total approximately $950,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as to board up the property, which is completely vacant. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum or 8.42% at December 31, 2004. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments which enables the affiliate of the General Partner to call the total indebtedness at anytime. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. The General Partner is attempting to sell the property.

Ownership Percentages

The following details the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The Partnership's interest in the Local Limited Partnership is a limited partner interest. Also included is the total mortgage encumbrance and note payable and accrued interest on the property for the Local Limited Partnership as of December 31, 2004.

                               NHP Realty Original
                             Fund IV         Cost of                        Note Payable
                           Percentage       Ownership        Mortgage        and Accrued
Partnership                 Ownership       Interest           Note           Interest
                                         (in thousands)   (in thousands)   (in thousands)
Kennedy Homes Limited
  Partnership                  99%           $1,114           $1,701           $7,365

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

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

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

(b) As of December 31, 2004, there were 1,096 registered holders of 15,060 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1").

(c) No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2004.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

In the past, the Partnership generated cash from distributions from the Local Limited Partnership. The Partnership's only other potential source of liquidity is from loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

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

Cash and cash equivalents amounted to approximately $4,000 and zero at December 31, 2004 and 2003, respectively. The cash activity for 2004 consisted of approximately $39,000 of cash used in operating activities offset by approximately $43,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner to fund Partnership operating expenses. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2004, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of December 31, 2004, the Partnership owed the General Partner approximately $2,032,000 for administrative and reporting services performed. Working capital advances of approximately $43,000 and $49,000 occurred between the Partnership and the General Partner during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Partnership owed the General Partner approximately $897,000 plus accrued interest of approximately $1,795,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. Cash distributions totaling approximately $2,000 were received in a final distribution of cash from the Royal Towers Local Limited Partnership during the year ended December 31, 2003. No such cash distributions were received during the year ended December 31, 2004. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution. Due to the current condition of the property, the Partnership does not anticipate receiving any distributions in the foreseeable future.

There were no advances or repayments made between the Partnership and the Local Limited Partnership during the years ended December 31, 2004 and 2003. At December 31, 2004 there were no advance balances due from the Local Limited Partnership.

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

Results of Operations

The Partnership originally invested as a limited partner in four Local Limited Partnerships, which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent that the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2004 and 2003, the Partnership had no carrying value in the remaining Local Limited Partnership and therefore, reflected no share of losses from the Local Limited Partnership.

The Partnership recognized a net loss of approximately $299,000 for the year ended December 31, 2004 compared to a net loss of approximately $318,000 for the year ended December 31, 2003. The decrease in net loss is primarily due to a decrease in other operating expenses. Other operating expenses decreased due to a decrease in audit and administrative expenses.

The Partnership did not recognize approximately $1,371,000 of its allocated share of losses from the remaining investment in the Kennedy Homes Local Limited Partnership during the year ended December 31, 2004, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years (see "Item 7. Financial Statements - Note 2"). As of December 31, 2004, the Partnership had not recognized approximately $9,367,000 of its allocated share of cumulative losses from its remaining Local Limited Partnership in which its investment is zero.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.

Item 7.     Financial Statements

National Housing Partnership Realty Fund IV

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Statement of Financial Position - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


To The Partners of
National Housing Partnership Realty Fund IV
Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2004, and the related statements of operations, changes in partners' capital (deficiency) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit at the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the financial statements, the remaining Local Limited Partnership's notes payable are in default and the property of the Local Limited Partnership is 100% vacant. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to achieve cash flow and to extend the maturity date of these notes or repay or refinance the notes. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                          /s/ERNST & YOUNG LLP


Indianapolis, Indiana
March xx, 2005

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                        (in thousands, except unit data)

                                December 31, 2004

                                        ASSETS
Cash and cash equivalents                                              $ 4
                                                                       $ 4


                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities:
  Accounts payable                                                     $ 43
  Administrative and reporting fee payable to General
   Partner (Note 3)                                                    2,032
  Due to General Partner (Note 3)                                        897
  Accrued interest on partner loans (Note 3)                           1,795
                                                                       4,767
Partners' capital (deficiency):
  General Partner - The National Housing Partnership
   (NHP) 3,843
  Original Limited Partner - 1133 Fifteenth Street
   Four Associates                                                      (222)
  Other Limited Partners - 15,060 investment units                    (8,384)
                                                                         (4,763)
                                                                      $ 4

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2004          2003

REVENUES:
  Distributions in excess of investment in Local Limited
   Partnerships (Note 2)                                     $    --       $     2
COSTS AND EXPENSES:
  Interest on partner loans (Note 3)                             164           145
  Administrative and reporting fees to General Partner
   (Note 3)                                                      116           116
  Other operating expenses                                        19            59
                                                                 299           320
NET LOSS                                                     $  (299)      $  (318)

ALLOCATION OF NET LOSS:
  General Partner - NHP                                      $    (3)      $    (3)
  Original Limited Partner - 1133 Fifteenth Street Four
   Associates                                                     (3)           (3)
  Other Limited Partners - 15,060 investment units              (293)         (312)
                                                             $  (299)      $  (318)

Net loss per limited partnership interest                    $(19.25)      $(20.35)

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

                        (in thousands, except unit data)

                                   The National      1133
                                     Housing      Fifteenth       Other
                                   Partnership   Street Four     Limited
                                      (NHP)       Associates     Partners        Total

Capital (deficiency) at
  January 1, 2003                    $ 3,849        $ (216)      $(7,779)       $(4,146)

Net loss                                  (3)           (3)         (312)          (318)

Capital (deficiency) at
  December 31, 2003                    3,846          (219)       (8,091)        (4,464)

Net loss                                  (3)           (3)         (293)          (299)

Capital (deficiency) at
  December 31, 2004                  $ 3,843        $ (222)      $(8,384)       $(4,763)

Percentage interest at
  December 31, 2004                      1%              1%           98%          100%
                                         (A)            (B)           (C)


(A)   General Partner

(B)   Original Limited Partner

(C)   Consists  of 15,060  investment  units at  December  31,  2004 and  15,223 investment units at December 31, 2003. During the years ended December 31,
      2004 and 2003, 163 and 109 units were abandoned (Note 4).

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                   2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Distributions received in excess of investment in
   Local Limited Partnership                                       $ --            $ 2
  Operating expenses paid                                             (39)           (51)
      Net cash used in operating activities                           (39)           (49)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from an affiliate of the General Partner                    43             49

NET INCREASE IN CASH AND CASH EQUIVALENTS                               4             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         --             --

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 4            $ --

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
   Net loss                                                       $ (299)         $ (318)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Changes in operating assets and liabilities:
        Administrative and reporting fee payable to
         General Partner                                              116            116
        Accounts payable                                              (20)             8
        Accrued interest on partner loans                             164            145
         Total adjustments                                            260            269

           Net cash used in operating activities                   $ (39)         $ (49)

                See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                              A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

(1) SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Partnership continues to generate operating losses and suffers from a lack of cash. The General Partner may loan money to fund certain operating expenses of the Partnership. However, the General Partner is under no legal obligation to make such loans and will evaluate lending Partnership additional funds as needed.

As of December 31, 2004, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership's subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage note payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

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

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon in July 2000. At December 31, 2004, the Partnership continues to own an interest in one Local Limited Partnership (see Note 2).

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.

(2) INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was lost to foreclosure during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the remaining Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 2004, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $1,371,000 and $4,615,000 of losses from one Local Limited Partnership during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Partnership had not recognized approximately $9,367,000 and $7,996,000, respectively, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at December 31, 2004. At December 31, 2004, there are no remaining advance balances due from the Local Limited Partnership. There were no advances made to the Local Limited Partnership during the years ended December 31, 2004 and 2003.

During the year ended December 31, 2003, the Partnership received approximately $2,000 in a final distribution of cash from Royal Towers Limited Partnership.

Summaries of the financial position of the aforementioned Local Limited Partnership as of December 31, 2004 and the combined results of operations for the years ended December 31, 2004 and 2003 are as follows:

                             CONDENSED FINANCIAL POSITION
                           OF THE LOCAL LIMITED PARTNERSHIP
                                    (in thousands)
                                  December 31, 2004
Assets:
  Land                                                                $ 150
  Buildings and improvements, net of accumulated
   depreciation of $2,542                                                360
  Other assets                                                            70
                                                                       $ 580
Liabilities and Partners' Deficit:
Liabilities:
  Mortgage notes payable                                             $ 1,701
  Accrued interest on mortgage notes payable                             135
  Note payable                                                         1,402
  Accrued interest on note payable                                     5,963
  Other liabilities                                                      944
                                                                      10,145
Partners' Deficit:
  National Housing Partnership Realty Fund IV                         (9,409)
  The National Housing Partnership                                      (156)
                                                                         (9,565)
                                                                      $ 580

                           CONDENSED RESULTS OF OPERATIONS
                           OF THE LOCAL LIMITED PARTNERSHIP
                                    (in thousands)
                                                      Years Ended December 31,
                                                     2004                 2003
Revenues:
  Rental income                                      $ --                $ 915
  Other income                                           10                  53
  Casualty gain                                         287                  --
    Total income                                        297                 968

Expenses:
  Operating expenses                                    659               1,580
  Financial expenses                                    209                 166
  Interest on notes payable                             622                 568
  Depreciation and amortization                         192                 264
  Impairment loss                                        --               2,894
  Loss on early extinguishment of debt                   --                 158
    Total expenses                                    1,682               5,630
Net loss                                            $(1,385)            $(4,662)

The financial statements of the Local Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 221(d)(3) of The National Housing Act. The project received rental assistance from HUD. During the year ended December 31, 2003 the project received a total of approximately $757,000 of rental assistance from HUD. The HAP contract held by Kennedy Homes Local Limited Partnership was cancelled in December 2003. No rental assistance was received during 2004.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Local Limited Partnership records impairment losses when events and circumstances indicate the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 2003, Kennedy Homes Local Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by approximately $2,894,000.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000. As of December 31, 2004, advances outstanding total approximately $950,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum or 8.92% at December 31, 2004. Interest-only payments are required monthly. At December 31, 2004, accrued interest on the first and second notes was approximately $51,000 and $84,000, respectively. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments which enables the affiliate of the General Partner to call the total indebtedness at anytime. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. The General Partner is attempting to sell the property. Kennedy Homes Limited Partnership, along with NHP Management Company, an affiliate of the General Partner, have been named in 85 separate fair housing complaints filed by HUD on behalf of former residents of Kennedy Homes. The general partner of the Local Limited Partnership does not believe that the impact on the Local Limited Partnership is estimable or probable.

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

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership's surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local
Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at December 31, 2004.

The note matured as follows:

Local Partnership                           Due Date    Note Amount  Accrued Interest
                                                                (in thousands)
Kennedy Homes Limited Partnership          02/28/2001     $ 1,402         $ 5,963

(3) TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2004 and 2003 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,032,000 at December 31, 2004.

During the years ended December 31, 2004 and 2003, the General Partner made working capital advances of approximately $43,000 and $49,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2004 or 2003. The amount owed to the General Partner at December 31, 2004 was approximately $897,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $164,000 and $145,000 for the years ended December 31, 2004 and 2003, respectively. Accrued interest on the loan balance was approximately $1,795,000 at December 31, 2004.

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

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the property operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $2,000, and $89,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during the years ended December 31, 2004 and 2003, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2004 and 2003, were approximately $55,000, and $259,000, respectively.

(4) ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2004 and 2003, the number of Limited Partnership Units decreased by 163 and 109 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year, respectively.

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

A reconciliation follows:

                                               Years Ended December 31,
                                                   2004         2003
                                                    (in thousands)

Net loss per financial statements                 $ (299)      $ (318)
Add (deduct):
  General and administrative expense                 145          145
  Interest on partner loans                          164          145
  Other                                              (28)         (19)
  Partnership's share of Local Limited
    Partnership's income (losses)                   (504)         985

Net (loss) income per tax return                  $ (522)      $ 938

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net liabilities (in thousands):

                                                    December 31, 2004

Net liabilities as reported                               $(4,763)
Add (deduct):
  Investment in Partnerships                                 (214)
  Other                                                       865
  Accrued interest                                          1,123

Net liabilities - federal tax basis                       $(2,989)

(6) ALLOCATION OF RESULTS OF OPERATIONS, CASH DISTRIBUTIONS AND GAINS AND LOSSES FROM SALE OR REFINANCING

Cash received from sales or refinancing of the underlying property of the Local Limited Partnership, after payment of the applicable mortgage debt and the payment of all expenses related to the transaction, is to be distributed in the following manner:

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

(7) REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND IV HAS INVESTED


                                                                            Cost
                                             Initial Cost              Capitalized
                                           To Local Limited             Subsequent
                                              Partnership             to Acquisition
                                            (in thousands)            (in thousands)

                                                    Buildings
                                                   and Related
                                                     Personal                Carrying Cost
        Description         Encumbrances   Land      Property   Improvements  Adjustments

Kennedy Homes Limited
  Partnership                   (1)       $ 150      $ 3,131      $ 2,043      $(2,272)


                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                       And
                                     Related
                                   Personal            Accumulated    Date of     Date   Depreciable
      Description          Land    Property Total(2)  Depreciation  ConstructionAcquired Life-Years
                                               (3)         (3)
Kennedy Homes Limited
  Partnership             $ 150    $ 2,902   $ 3,052    $(2,542)       1968       3/86     5-50

      1. Schedule of Encumbrances (in thousands)

                                                                Note
                                                              Payable and
                                                  Mortgage      Accrued
Partnership Name                                    Note        Interest      Total

Kennedy Homes Limited Partnership                  $ 1,701      $ 7,365      $ 9,066

      2. The aggregate cost of land for Federal income tax purposes is approximately $150,000 and the aggregate costs of buildings and improvements for Federal income tax purposes is approximately $5,744,000. The total of the above-mentioned items is approximately $5,894,000.

      3.    Reconciliation of real estate

                                                  Years Ended December 31,
                                                     2004         2003

Balance at beginning of year                       $ 3,349       $ 5,500
Improvements during the year                             --          743
Impairment of property                                   --       (2,894)
Disposal due to casualties                             (297)          --
Balance at end of year                             $ 3,052       $ 3,349

            Reconciliation of accumulated depreciation

                                                     2004         2003

Balance at beginning of year                       $ 2,598       $ 2,349
Depreciation expense for the year                      192           264
Disposal due to casualties                            (248)          (15)
Balance at end of year                             $ 2,542       $ 2,598

(8) GOING CONCERN

As of December 31, 2004, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership's subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage notes payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(9)   CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

These individuals comprise the Board of Directors of NCHP.

Jeffrey Adler                    43   Director and Executive Vice President
Ronald D. Monson                 48   Director and Senior Vice President
David R. Robertson               39   Director, President and Chief Executive
                                     Officer

Jeffrey Adler (age 43) has been a Director and an Executive Vice President of the General Partner since February 2004. Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004. Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004. Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

Ronald D. Monson (age 48) has been a Director of the General Partner since February 2001. Beginning in February 2004, Mr. Monson assumed oversight of four of AIMCO's regional operating centers and was appointed Senior Vice President of the Midwest Division. From February 2001 to February 2004, Mr. Monson served as the head of AIMCO's conventional property operations. Previously, he served as Regional Vice President of AIMCO from March 1997 to May 1998, when he was appointed to Senior Vice President of the Midwest Division until January 1999, when he was appointed Senior Vice President of the Far West Division, which role he filled until February 2001.

David R. Robertson (age 39) has been a Director and President and Chief Executive Officer of the General Partner since February 2004. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                        Officer
Stephen B. Waters                43   Vice President

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury departments. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units as of December 31, 2004.

         Name of Beneficial Owner              Number of Units        % of Class

AIMCO and affiliates                                1,857                12.33%
  (affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

Item 12.    Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2004 and 2003 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,032,000 at December 31, 2004.

During the years ended December 31, 2004 and 2003, the General Partner made working capital advances of approximately $43,000 and $49,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2004 or 2003. The amount owed to the General Partner at December 31, 2004 was approximately $897,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense was approximately $164,000 and $145,000 for the years ended December 31, 2004 and 2003, respectively. Accrued interest on the loan balance was approximately $1,795,000 at December 31, 2004.

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

An affiliate of the General Partner, NHP Management Company ("NHPMC"), is the project management agent for the project operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $2,000, and $89,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during the years ended December 31, 2004 and 2003, respectively.

Personnel working at the project sites, which are managed by NHPMC, are employees of NHPMC. The projects reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the years ended December 31, 2004 and 2003, were approximately $55,000, and $259,000, respectively.

                                     PART IV

Item 13.    Exhibits

            See exhibit index.

            None.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $23,000 and $42,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $2,000 and $4,000 for 2004 and 2003, respectively.

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

                                    NATIONAL HOUSING  PARTNERSHIP  REALTY FUND
                                       IV
                                    (Registrant)


                                    By:   The National Housing Partnership,
                                          Its sole General Partner


                                    By:   National Corporation for Housing
                                          Partnerships,   its   sole   General
                                          Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President   and   Chief    Executive
                                          Officer

                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 30, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ronald D. Monson           Director and Executive  Date: March 30, 2005
Ronald D. Monson              Vice President

/s/David R. Robertson         Director, President     Date: March 30, 2005
David R. Robertson            and Chief Executive
                              Officer

/s/Stephen B. Waters          Vice President          Date: March 30, 2005
Stephen B. Waters

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

Date: March 30, 2005

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

Date:  March 30, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of National Housing Realty Fund IV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David
R. Robertson as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 30, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 30, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.