Form 10QSB
period 2005-09-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2005-11-14
CIK 780149

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the  registrant  is a shell company (as defined
in rule 12b-2 of Exchange Act).   Yes  _    No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2005



                          ASSETS
  Cash and cash equivalents                                        $ 11

      LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
  Accounts payable                                                 $ 38
  Administrative and reporting fee payable to
   General Partner (Note 3)                                        2,119
  Due to General Partner (Note 3)                                    936
  Accrued interest on partner loans (Note 3)                       1,960
                                                                   5,053
Partners' capital (deficiency):
  General Partner -- The National Housing
   Partnership (NHP)                                               3,840
  Original Limited Partner -- 1133 Fifteenth
   Street Four Associates                                           (225)
  Other Limited Partners -- 14,975 investment units               (8,657)
                                                                  (5,042)
                                                                 $    11

                 See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                   2005        2004        2005         2004
Costs and expenses:
  Interest on partner loans (Note 3)               $ 60        $    42        $ 165     $   119
  Administrative and reporting fees to
    General Partner (Note 3)                           29           29          87           87
  Other operating expenses                              8          (16)         27           19
            Total expenses                             97           55         279          225

Net loss                                           $  (97)     $   (55)     $ (279)     $  (225)

Allocation of net loss:
  General Partner - NHP                            $   (1)     $    --      $   (3)     $    (2)
  Original Limited Partner - 1133 Fifteenth
    Street Four Associates                             (1)          --          (3)          (2)
  Other Limited Partners                              (95)         (55)       (273)        (221)

                                                  $   (97)     $   (55)    $  (279)     $  (225)

Net loss per limited partnership interest         $ (6.31)     $ (3.61)    $(18.13)     $(14.52)

                 See Accompanying Notes to Financial Statements

                 NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)
                                   (Unaudited)
                                 (in thousands)



                                 The National      1133
                                    Housing      Fifteenth       Other
                                  Partnership   Street Four     Limited
                                     (NHP)      Associates     Partners        Total

Capital (deficiency) at
  December 31, 2004                 $ 3,843       $ (222)       $(8,384)      $(4,763)

Net loss for the nine months
  ended September 30, 2005               (3)           (3)         (273)         (279)

Capital (deficiency) at
  September 30, 2005                $ 3,840       $ (225)       $(8,657)      $(5,042)

Percentage interest at
  September 30, 2005                   1%            1%           98%           100%
                                      (A)           (B)           (C)


(A)   General Partner
(B)   Original Limited Partner
(C) Consists of 14,975 investment units at September 30, 2005 and 15,060 investment units at December 31, 2004. During the year ended December 31, 2004, 163 units were abandoned. During the nine months ended September 30, 2005, an additional 85 investment units were abandoned (Note 5).




                See Accompanying Notes to Financial Statements



                   NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2005         2004
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Operating expenses paid                                             $ (32)       $ (39)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from General Partner                                           39           43

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  7            4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4           --

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 11         $ 4

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  activities
   Net loss                                                           $ (279)      $ (225)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Administrative and reporting fees payable to General
        Partner                                                           87           87
      Accrued interest on Partner loans                                  165          119
      Accounts payable                                                    (5)         (20)

      Total adjustments                                                  247          186

Net cash used in operating activities                                 $ (32)       $ (39)

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE. During the nine months ended September 30, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status. As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from the VIE, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2004.

(2)   INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership's share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of September 30, 2005, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $725,000 and $849,000 of losses from the remaining Local Limited Partnership during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Partnership had not recognized approximately $10,092,000, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership's investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at September 30, 2005. At September 30, 2005, there are no remaining advance balances due from individual Local Limited Partnerships.

Summaries of the results of operations of Kennedy Homes for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2005         2004        2005        2004
                                           (in thousands)           (in thousands)

Other income                              $ 11         $ 3         $ 12        $ 24
Casualty gain                                --           55           67         287
   Total revenue                             11           58           79         311

Operating expenses                           24           35          121         499
Interest, taxes and insurance               239          227          690         670
   Total expense                            263          262          811       1,169


Net loss                                 $ (252)      $ (204)     $ (732)     $ (858)
National Housing Partnership
  Realty Fund IV share of losses         $ (249)      $ (202)     $ (725)     $ (849)

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

As of September 30, 2005, advances outstanding total approximately $950,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments on both notes which enables the affiliate of the General Partner to call the total indebtedness at anytime. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. At September 30, 2005, accrued interest on the first and second notes was approximately $85,000 and $151,000, respectively. The General Partner is attempting to sell the property. Kennedy Homes Limited Partnership, along with NHP Management Company, an affiliate of the General Partner, have been named in 85 separate fair housing complaints filed by HUD on behalf of former residents of Kennedy Homes. The General Partner of the Local Limited Partnership does not believe that the impact on the Local Limited Partnership is estimable.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership's surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local
Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at September 30, 2005.

(3)   TRANSACTIONS WITH AFFILIATED PARTIES

During both of the nine month periods ended September 30, 2005 and 2004, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $87,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due to the General Partner by the Partnership for administrative and reporting fees was approximately $2,119,000 at September 30, 2005.

During the nine months ended September 30, 2005 and 2004, the General Partner made working capital advances of approximately $39,000 and $43,000, respectively, to the Partnership. No working capital repayments were made during the nine months ended September 30, 2005 or 2004. The amount owed to the General Partner at September 30, 2005 was approximately $936,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (8.75% at September 30, 2005) and was approximately $165,000 and $119,000 for the nine months ended September 30, 2005 and 2004, respectively. Accrued interest on the loan balance amounted to approximately $1,960,000 at September 30, 2005.

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

As of September 30, 2005, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership's subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage note payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(5)   ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the nine months ended September 30, 2005 and the year ended December 31, 2004, the number of Limited Partnership Units decreased by 85 and 163 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. The number of Limited Partnership Units outstanding at December 31, 2004 and 2003 was 15,060 and 15,223, respectively.

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

Cash and cash equivalents amounted to approximately $11,000 and $4,000 at September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Partnership received advances from the General Partner of approximately $39,000 and used these advances to pay approximately $32,000 of operating expenses. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at September 30, 2005, is dependent on further advances from the General Partner, distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of September 30, 2005, the Partnership owed the General Partner approximately $2,119,000 for administrative and reporting services performed. Working capital advances of approximately $39,000 and $43,000 occurred between the Partnership and the General Partner during the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the Partnership owed the General Partner approximately $936,000 plus accrued interest of approximately $1,960,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. No such cash distributions were received during the nine months ended September 30, 2005 or 2004. The receipt of distributions in future quarters is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution. Due to the current condition of the property, the Partnership does not anticipate any distributions to be received in the near future.

There were no advances or repayments made between the Partnership and the Local Limited Partnership during the nine months ended September 30, 2005 and 2004. At September 30, 2005, there are no remaining advance balances due from the Local Limited Partnership.

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

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership's share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of September 30, 2005 and 2004, the Partnership had no carrying value in the remaining Local Limited Partnership and therefore, reflected no share of losses from the Local Limited Partnership. The Partnership recognized a net loss of approximately $279,000 and $225,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Partnership did not recognize approximately $725,000 of its allocated share of losses from the remaining Local Limited Partnership held during the nine months ended September 30, 2005, as the Partnership's net carrying balance in this Local Limited Partnership was reduced to zero in prior years. As of September 30, 2005, the Partnership had not recognized approximately $10,092,000 of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE. During the nine months ended September 30, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status. As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary. The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from the VIE, which was zero at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005




This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.