Form 10KSB
period 2005-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2006-03-31
CIK 780149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-15731

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
(Exact name of small business issuer as specified in its charter)

Maryland	52-1473440
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, P.O. Box 1089
Greenville, South Carolina 29601
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

14,975 Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Housing Partnership Realty Fund IV, a Maryland Limited Partnership (the “Partnership” or the “Registrant”), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 8, 1986. On January 15, 1986, the Partnership commenced offering 35,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the Offering). The "Offering" was terminated on October 14, 1986 with subscriptions for 15,414 limited partnership interests.

On June 3, 1997, Apartment Investment and Management Company, (“AIMCO”), a publicly traded real estate investment trust, together with its subsidiaries and other controlled entities, the “AIMCO Group”, acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation (“NHP Partners”), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership (“NHP Partners Two”). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation (“NCHP”), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (“NHP” or the “General Partner”). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Partnership's business is to hold limited partnership interests in limited partnerships ("Local Limited Partnerships") which, in turn, own and operate multi-family rental housing properties ("Properties").  The Partnership directly purchased Trinity Apartments which was foreclosed upon in July 2000 by the General Partner.  During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership. During the year ended December 31, 2002, the noteholder foreclosed on the Partnership's interest in Loring Towers Limited Partnership.  The Partnership continues to hold a limited partnership interest in one Local Limited Partnership, Kennedy Homes Limited Partnership, at December 31, 2005.

With respect to the remaining Local Limited Partnership, NHP is the general partner and the Partnership is the sole limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnership is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” for information relating to the Partnership’s rights and obligations to make additional contributions or loans to the Local Limited Partnership.

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

The following is a schedule of the Property owned directly by the Local Limited Partnership in which the Partnership is a limited partner:

SCHEDULE OF PROPERTY OWNED BY THE

LOCAL LIMITED PARTNERSHIP IN WHICH NATIONAL HOUSING PARTNERSHIP

REALTY FUND IV HAS AN INVESTMENT

				Occupancy
			Units Authorized	Percentage
		Financed, Insured	for Rental	for the Years Ended
Property Name, Location	Number of	and Subsidized	Assistance Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2005	2004

Kennedy Homes	172	(A)	0	0%	0%
Gainesville, Florida
(Kennedy Homes Limited
Partnership)

(A)

The mortgage was insured by the Federal Housing Administration (“FHA”) under the provisions of Section 221(d)(3) of the National Housing Act until November 2003 (see below).

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974. The Homeowners Assistance Program (“HAP”) contract that was scheduled to expire in May 2004 was cancelled in December 2003.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership’s previous mortgage was repaid in full from the proceeds of a new mortgage from an affiliate of the General Partner. The new mortgage is in the amount of $751,000, bears interest at 6.00% per annum and is secured by a deed of trust on the property. Also in November 2003, the Local Limited Partnership obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000.

As of December 31, 2005, advances outstanding total approximately $950,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments on both notes which enables the affiliate of the General Partner to call the total indebtedness at any time. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. At December 31, 2005, accrued interest on the first and second notes was approximately $96,000 and $177,000, respectively. The General Partner is attempting to sell the property. Subsequent to December 31, 2005 the Local Limited Partnership has negotiated with the City of Gainesville, Florida to sell the property for approximately $1,950,000. Kennedy Homes Limited Partnership, along with NHP

Management Company, an affiliate of the General Partner, have been named in 85 separate fair housing complaints filed by HUD on behalf of former residents of Kennedy Homes. The General Partner of the Local Limited Partnership does not believe that the impact on the Local Limited Partnership is currently estimable.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership’s surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at December 31, 2005.

Ownership Percentages

The following details the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The Partnership's interest in the Local Limited Partnership is a limited partner interest. Also included is the total mortgage encumbrance and note payable and accrued interest on the property for the Local Limited Partnership as of December 31, 2005.

	NHP Realty	Original	Mortgage
	Fund IV	Cost of	Note and	Note Payable
	Percentage	Ownership	Accrued	and Accrued
Partnership	Ownership	Interest	Interest	Interest
		(in thousands)	(in thousands)	(in thousands)
Kennedy Homes Limited
Partnership	99%	$1,114	$1,974	$8,054

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the Local Limited Partnership’s cash flow from operating activities.

The Federal Housing Administration (FHA) contracted with the subsidized rental project under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnership on behalf of qualified tenants. The agreement was cancelled in December 2003.

HUD Approval and Enforcement

The property owned by the Local Limited Partnership was subject to regulations by HUD prior to December 2003. Under its regulations, HUD reserves the right to approve the owner, and the manager of HUD-insured and HUD-assisted properties, as well as their “principals” (e.g. general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance". HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations, and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Management believes that the Local Limited Partnership’s property is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Item 2.

Property

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

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

(b)

As of December 31, 2005, there were 1,088 registered holders of 14,957 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 1").

(c)

No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2005.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

In the past, the Partnership generated cash from distributions from the Local Limited Partnership. The Partnership’s only other potential source of liquidity is from loans from the General Partner. The General Partner is under no legal obligation to make such loans and will evaluate lending the Partnership additional funds as needed.

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

Cash and cash equivalents amounted to approximately $7,000 and $4,000 at December 31, 2005 and 2004, respectively. The cash activity for 2005 consisted of approximately $36,000 of cash used in operating activities offset by approximately $39,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner to fund Partnership operating expenses.  The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2005, is dependent on distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of December 31, 2005, the Partnership owed the General Partner approximately $2,148,000 for administrative and reporting services performed. Working capital advances of approximately $39,000 and $43,000 occurred between the Partnership and an affiliate of the General Partner during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Partnership owed an affiliate of the General Partner approximately $936,000 plus accrued interest of approximately $2,030,000 for working capital advances. These advances from an affiliate of the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from an affiliate of the General

Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. No such cash distributions were received during the year ended December 31, 2005 or 2004. The receipt of distributions in future years is dependent on the operations of the underlying property of the remaining Local Limited Partnership to generate sufficient cash for distribution.  Due to the current condition of the property, the Partnership does not anticipate receiving any distributions in the foreseeable future.

There were no advances or repayments made between the Partnership and the Local Limited Partnership during the years ended December 31, 2005 and 2004. At December 31, 2005 there were no advance balances due from the Local Limited Partnership.

The Local Limited Partnership in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

Subsequent to December 31, 2005 the Local Limited Partnership has negotiated with the City of Gainesville, Florida to sell the property for approximately $1,950,000.

Results of Operations

The Partnership originally invested as a limited partner in four Local Limited Partnerships, which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership’s share of losses from the Local Limited Partnerships in which it had invested, to the extent that the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2005 and 2004, the Partnership had no carrying value in the remaining Local Limited Partnership and therefore, reflected no share of losses from the Local Limited Partnership.

The Partnership recognized a net loss of approximately $381,000 for the year ended December 31, 2005 compared to a net loss of approximately $299,000 for the year ended December 31, 2004. The increase in net loss is due to an increase in interest on loans due to an affiliate of the General Partner and other operating expenses. Interest expense increased due to an increase in the average balance due to affiliates of the General Partner and interest on such balances due to the increase in the prime rate during 2005. Other operating expenses increased due to an increase in audit and administrative expenses.

The Partnership did not recognize approximately $958,000 of its allocated share of losses from the remaining investment in the Kennedy Homes Local Limited Partnership during the year ended December 31, 2005, as the Partnership’s net carrying balance in this Local Limited Partnership was reduced to zero in prior years (see "Item 7. Financial Statements - Note 2"). As of December 31, 2005, the Partnership had not recognized approximately $10,325,000 of its allocated share of cumulative losses from its remaining Local Limited Partnership in which its investment is zero.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.  During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

National Housing Partnership Realty Fund IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Financial Position - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners of

National Housing Partnership Realty Fund IV

Indianapolis, Indiana

We have audited the accompanying statement of financial position of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2005, and the related statements of operations, changes in partners' capital (deficiency) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit at the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the remaining Local Limited Partnership’s notes payable are in default and the property of the Local Limited Partnership is 100% vacant. Continuation of the Partnership's operations in the present form is dependent on the Local Limited Partnership's ability to achieve cash flow and to extend the maturity date of these notes or repay or refinance the notes. These conditions raise substantial doubt about the Local Limited Partnership's and the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ERNST & YOUNG LLP

Indianapolis, Indiana

March 27, 2006

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENT OF FINANCIAL POSITION

(in thousands, except unit data)

December 31, 2005

ASSETS
Cash and cash equivalents	$ 7

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Liabilities:
Accounts payable	$ 37
Administrative and reporting fee payable to General
Partner (Note 3)	2,148
Due to affiliates of the General Partner (Note 3)	936
Accrued interest on partner loans (Note 3)	2,030
5,151
Partners' capital (deficiency):
General Partner - The National Housing Partnership
(NHP)	3,839
Original Limited Partner - 1133 Fifteenth Street
Four Associates	(226)
Other Limited Partners - 14,975 investment units	(8,757)
(5,144)
$ 7

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004

COSTS AND EXPENSES:
Interest on partner loans (Note 3)	$ 235	$ 164
Administrative and reporting fees to General Partner
(Note 3)	116	116
Other operating expenses	30	19
	381	299

NET LOSS	$ (381)	$ (299)

ALLOCATION OF NET LOSS:
General Partner - NHP	$ (4)	$ (3)
Original Limited Partner - 1133 Fifteenth Street Four
Associates	(4)	(3)
Other Limited Partners	(373)	(293)
	$ (381)	$ (299)

Net loss per other limited partnership interest	$(24.77)	$(19.25)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street Four	Limited
	(NHP)	Associates	Partners	Total

Capital (deficiency) at
January 1, 2004	$ 3,846	$ (219)	$(8,091)	$(4,464)

Net loss	(3)	(3)	(293)	(299)

Capital (deficiency) at
December 31, 2004	3,843	(222)	(8,384)	(4,763)

Net loss	(4)	(4)	(373)	(381)

Capital (deficiency) at
December 31, 2005	$ 3,839	$ (226)	$(8,757)	$(5,144)

Percentage interest at
December 31, 2005	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 14,975 investment units at December 31, 2005 and 15,060 investment units at December 31, 2004.  During the years ended December 31, 2005 and 2004, 85 and 163 units were abandoned (Note 4).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
CASH FLOWS USED IN OPERATING ACTIVITIES:
Operating expenses paid	$ (36)	$ (39)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances from an affiliate of the General Partner	39	43

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	4

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4	--

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 7	$ 4

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Net loss	$ (381)	$ (299)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Administrative and reporting fee payable to
General Partner	116	116
Accounts payable	(6)	(20)
Accrued interest on partner loans	235	164
Total adjustments	345	260

Net cash used in operating activities	$ (36)	$ (39)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

(1)

SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Partnership continues to generate operating losses and suffers from a lack of cash. The General Partner may loan money to fund certain operating expenses of the Partnership. However, the General Partner is under no legal obligation to make such loans and will evaluate the lending Partnership additional funds as needed.

As of December 31, 2005, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership’s subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage notes payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes.  These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Organization

National Housing Partnership Realty Fund IV (the “Partnership” or the “Registrant”) is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from the U.S. Department of Housing and Urban Development (HUD). On February 21, 1986, inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

The General Partner was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986.

On June 3, 1997, Apartment Investment and Management Company, (“AIMCO”), a publicly traded real estate investment trust, together with its subsidiaries and other controlled entities, the (“AIMCO Group”), acquired all of the issued and outstanding capital stock of NHP Partners, Inc., a Delaware corporation (“NHP Partners”), and the AIMCO Group acquired all of the outstanding interests in NHP Partners Two Limited Partnership, a Delaware limited partnership (“NHP Partners Two”). NHP Partners owns all of the outstanding capital stock of the National Corporation for Housing Partnerships, a District of Columbia corporation (“NCHP”), which is the general partner of The National Housing Partnership, a District of Columbia limited partnership (“NHP” or the “General Partner”). Together, NCHP and NHP Partners Two own all of the outstanding partnership interests in NHP. NHP is the general partner of the Partnership. As a result of these transactions, the AIMCO Group has acquired control of the general partner of the Partnership and, therefore, may be deemed to have acquired control of the Partnership.

The Original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of NCHP at the time the Partnership was formed and whose general partner is NHP.

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon in July 2000. At December 31, 2005, the Partnership continues to own an interest in one Local Limited Partnership (see Note 2).

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value and excessive costs would not be incurred.  To estimate the fair value of the balances due to the General Partner and its affiliates and accrued interest thereof, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.  Upon adoption of FIN 46, the Partnership determined that its Local Limited Partnership in which it held an investment was not a VIE.  During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was lost to foreclosure during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the remaining Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the partnership’s share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 2005, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $958,000 and $1,371,000 of losses from one Local Limited Partnership during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Partnership had not recognized approximately $10,325,000 and $9,367,000, respectively, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at December 31, 2005. At December 31, 2005, there are no remaining advance balances due from the Local Limited Partnership.  There were no advances made to the Local Limited Partnership during the years ended December 31, 2005 and 2004.

Summaries of the financial position of the aforementioned Local Limited Partnership as of December 31, 2005 and the results of operations for the years ended December 31, 2005 and 2004 are as follows:

CONDENSED FINANCIAL POSITION
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
December 31, 2005
Assets:
Land	$ 150
Buildings and improvements, net of accumulated
depreciation of $2,542	360
Other assets	42
$ 552
Liabilities and Partners' Deficit:
Liabilities:
Mortgage notes payable	$ 1,701
Accrued interest on mortgage notes payable	273
Note payable	1,402
Accrued interest on note payable	6,652
Other liabilities	1,057
11,085
Partners' Deficit:
National Housing Partnership Realty Fund IV	(10,367)
The National Housing Partnership	(166)
(10,553)
$ 552

CONDENSED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended December 31,
	2005	2004
Revenues:
Other income	$ 13	$ 10
Casualty gain	67	287
Total revenues	80	297

Expenses:
Operating expenses	112	659
Financial expenses	247	209
Interest on notes payable	689	622
Depreciation and amortization	--	192
Total expenses	1,048	1,682

Net loss	$ (968)	$(1,385)

The financial statements of the Local Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 221(d)(3) of The National Housing Act. The project received rental assistance from HUD. The HAP contract held by Kennedy Homes Local Limited Partnership was cancelled in December 2003. No rental assistance was received during 2004 or 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Local Limited Partnership records impairment losses when events and circumstances indicate the Local Limited Partnership might be impaired and the estimated undiscounted cash flows to be generated by the Local Limited Partnership are less than the carrying amount of the investment in the Local Limited Partnership. When an asset is determined to be impaired, it is written down to its estimated fair value. In 2003, Kennedy Homes Local Limited Partnership recorded an impairment loss and reduced the carrying value of fixed assets by approximately $2,894,000.

In October 2003, gas leaks were discovered at Kennedy Homes Apartments, which forced the property to relocate its tenants. In November 2003, the Local Limited Partnership’s previous mortgage was repaid in full from the proceeds of a new mortgage from an affiliate of the General Partner. The new mortgage is in the amount of $751,000, bears interest at 6.00% per annum and is secured by a deed of trust on the property. Also in November 2003, the Local Limited Partnership obtained a revolving promissory note from an affiliate of the General Partner from which the Local Limited Partnership may receive advances not to exceed $1,000,000.

As of December 31, 2005, advances outstanding total approximately $950,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments on both notes which enables the affiliate of the General Partner to call the total indebtedness at any time. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. At December 31, 2005, accrued interest on the first and second notes was approximately $96,000 and $177,000, respectively. The General Partner is attempting to sell the property. Subsequent to December 31, 2005 the Local Limited Partnership has negotiated with the City of Gainesville, Florida to sell the property for approximately $1,950,000. Kennedy Homes Limited Partnership, along with NHP Management Company, an affiliate of the General Partner, have been named in 85 separate fair housing complaints filed by HUD on behalf of former residents of Kennedy Homes. The General Partner of the Local Limited Partnership does not believe that the impact on the Local Limited Partnership is estimable.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership’s surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at December 31, 2005.

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Kennedy Homes Limited Partnership	02/28/2001	$ 1,402	$ 6,652

(3)

TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2005 and 2004 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,148,000 at December 31, 2005.

During the years ended December 31, 2005 and 2004, the General Partner made working capital advances of approximately $39,000 and $43,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2005 or 2004. The amount owed to an affiliate of the General Partner at December 31, 2005 was approximately $936,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense was approximately $235,000 and $164,000 for the years ended December 31, 2005 and 2004, respectively. Accrued interest on the loan balance was approximately $2,030,000 at December 31, 2005.

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

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

An affiliate of the General Partner, NHP Management Company (“NHPMC"), is the project management agent for the property operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $1,000, and $2,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during the years ended December 31, 2005 and 2004, respectively.

Personnel working at the project site, which is managed by NHPMC, are employees of NHPMC. The project reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the year ended December 31, 2004, was approximately $55,000. There were no such reimbursements for the year ended December 31, 2005.

(4)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2005 and 2004, the number of Limited Partnership Units decreased by 85 and 163 units, respectively due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net loss per financial statements	$ (381)	$ (299)
Add (deduct):
General and administrative expense	116	145
Interest on partner loans	234	164
Other	--	(28)
Partnership's share of Local Limited
Partnership's losses	(287)	(504)

Net loss per tax return	$ (318)	$ (522)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities (in thousands):

December 31, 2005

Net liabilities as reported	$(5,144)
Add (deduct):
Investment in Partnerships	(501)
Other	984
Accrued interest	1,358

Net liabilities - federal tax basis	$(3,303)

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

(7)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND IV HAS INVESTED

Cost
Capitalized
		Initial Cost		(Written-off)
		To Local Limited		Subsequent
		Partnership		to Acquisition
		(in thousands)		(in thousands)

Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Kennedy Homes Limited
Partnership	(1)	$ 150	$ 3,131	$ 2,043	$(2,272)

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2)	Depreciation	Construction	Acquired	Life-Years
			(3)	(3)
Kennedy Homes Limited
Partnership	$ 150	$ 2,902	$ 3,052	$(2,542)	1968	3/86	5-50

1.

Schedule of Encumbrances (in thousands)

	Mortgage	Note
	Note and	Payable and
	Accrued	Accrued
Partnership Name	Interest	Interest	Total

Kennedy Homes Limited Partnership	$ 1,974	$ 8,054	$ 9,755

2.

The unaudited aggregate cost of land for Federal income tax purposes is approximately $150,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $5,744,000. The total of the above-mentioned items is approximately $5,894,000.

3.

Reconciliation of real estate

	Years Ended December 31,
	2005	2004

Balance at beginning of year	$ 3,052	$ 3,349
Disposal due to casualties	--	(297)
Balance at end of year	$ 3,052	$ 3,052

Reconciliation of accumulated depreciation

	2005	2004

Balance at beginning of year	$ 2,542	$ 2,598
Depreciation expense for the year	--	192
Disposal due to casualties	--	(248)
Balance at end of year	$ 2,542	$ 2,542

(8)

GOING CONCERN

As of December 31, 2005, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership’s subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage notes payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes.  These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(9)

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

These individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	44	Director and Executive Vice President
David R. Robertson	40	Director, President and Chief Executive
		Officer

Jeffrey W. Adler (age 44) has been a Director and an Executive Vice President of the General Partner since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004.  Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004.  Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson (age 40) has been a Director and President and Chief Executive Officer of the General Partner since February 2004.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	45	Director and Senior Vice President
Harry G. Alcock	42	Executive Vice President
Miles Cortez	61	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	41	Executive Vice President
Thomas M. Herzog	42	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	43	Vice President

Jeffrey Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”.

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury departments. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibly for partnership accounting with AIMCO.

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

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2005.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO and affiliates	1,857	12.40%
(affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

Item 12.

Certain Relationships and Related Transactions

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for both the years ended December 31, 2005 and 2004 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,148,000 at December 31, 2005.

During the years ended December 31, 2005 and 2004, the General Partner made working capital advances of approximately $39,000 and $43,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2005 or 2004. The amount owed to an affiliate of the General Partner at December 31, 2005 was approximately $936,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense was approximately $235,000 and $164,000 for the years ended December 31, 2005 and 2004, respectively. Accrued interest on the loan balance was approximately $2,030,000 at December 31, 2005.

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

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the

General Partner’s and the Partnership’s interests in the Local Limited Partnership. The General Partner believes the amount due on the acquisition note may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

An affiliate of the General Partner, NHP Management Company (“NHPMC"), is the project management agent for the property operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately $1,000, and $2,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during the years ended December 31, 2005 and 2004, respectively.

Personnel working at the project site, which is managed by NHPMC, are employees of NHPMC. The project reimbursed NHPMC for the actual salaries and related benefits. Total reimbursements earned for salaries and benefits for the year ended December 31, 2004, was approximately $55,000. There were no such fees for the year ended December 31, 2005.

Item 13.

Exhibits

See exhibit index.

None.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $17,000 and $23,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $2,000 and $2,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
(Registrant)

By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, its sole General Partner

By: /s/David R. Robertson
David R. Robertson
Director, President and Chief
Executive Officer

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jeffrey W. Adler	Director and Executive Vice	Date: March 31, 2006
Jeffrey W. Adler	President

/s/David R. Robertson	Director, President and	Date: March 31, 2006
Martha L. Long	Chief Executive Officer

/s/Stephen B. Waters	Vice President	Date: March 31, 2006
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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: March 31, 2006

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

Date:  March 31, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Housing Realty Fund IV (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.