Form 10QSB
period 2006-06-30
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2006-08-11
CIK 780149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

BALANCE SHEET

(Unaudited)

(in thousands)

June 30, 2006

ASSETS
Cash and cash equivalents	$ 2

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable	$ 33
Administrative and reporting fee payable to
General Partner (Note 3)	2,205
Due to General Partner (Note 3)	952
Accrued interest on partner loans (Note 3)	2,175
5,365
Partners' capital (deficiency):
General Partner -- The National Housing
Partnership (NHP)	3,837
Original Limited Partner -- 1133 Fifteenth
Street Four Associates	(228)
Other Limited Partners -- 14,861 investment units	(8,972)
(5,363)
$ 2

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Costs and expenses:
Interest on partner loans (Note 3)	$ 75	$ 56	$ 145	$ 105
Administrative and reporting fees to
General Partner (Note 3)	30	29	58	58
Other operating expenses	9	11	16	19
Total expenses	114	96	219	182

Net loss	$ (114)	$ (96)	$ (219)	$ (182)

Allocation of net loss:
General Partner - NHP	$ (1)	$ (1)	$ (2)	$ (2)
Original Limited Partner - 1133 Fifteenth
Street Four Associates	(1)	(1)	(2)	(2)
Other Limited Partners	(112)	(94)	(215)	(178)
	$ (114)	$ (96)	$ (219)	$ (182)

Net loss per other limited partnership
interest	$ (7.48)	$ (6.24)	$(14.36)	$(11.82)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street Four	Limited
	(NHP)	Associates	Partners	Total

Capital (deficiency) at
December 31, 2005	$ 3,839	$ (226)	$(8,757)	$(5,144)

Net loss for the six months
ended June 30, 2006	(2)	(2)	(215)	(219)

Capital (deficiency) at
June 30, 2006	$ 3,837	$ (228)	$(8,972)	$(5,363)

Percentage interest at
June 30, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 14,861 and 14,975 investment units at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006 and the year ended December 31, 2005, 114 and 85 units, respectively, were abandoned (Note 5).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES:
Operating expenses paid	$ (21)	$ (29)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances from General Partner	16	39

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5)	10

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2	$ 14

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES
Net loss	$ (219)	$ (182)
Adjustments to reconcile net loss to net cash used in
operating activities:
Administrative and reporting fees payable to General
Partner	58	58
Accrued interest on partner loans	145	105
Accounts payable	(5)	(10)

Total adjustments	198	153

Net cash used in operating activities	$ (21)	$ (29)

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

As of June 30, 2006, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership’s subsidy contract with the U.S. Department of Housing and Urban Development (“HUD”) was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage notes payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes.  These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the year ended December 31, 2005.

Organization

The Partnership is a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act on January 8, 1986.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests, and then using that capital to acquire and operate (either directly or through investment as a limited partner in Local Limited Partnerships) multi-family rental apartments, some of which are financed and/or operated with one or more forms of rental or financial assistance from HUD. On February 21, 1986, the inception of operations, the Partnership began raising capital and acquiring interests in Local Limited Partnerships.

National Housing Partnership, a District of Columbia limited partnership ("NHP" or the "General Partner"), the Partnership's general partner, was authorized to raise capital for the Partnership by offering and selling to additional limited partners not more than 35,000 interests at a price of $1,000 per interest. During 1986, 15,414 interests were sold to additional limited partners. The offering was terminated on October 14, 1986. Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, and its affiliates ultimately control the General Partner. The original Limited Partner of the Partnership is 1133 Fifteenth Street Four Associates, whose limited partners were key employees of National Corporation for Housing Partnerships (“NCHP”) at the time the Partnership was formed and whose general partner is NHP.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

(2)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the Partnership’s share of the Local Limited Partnership's losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of June 30, 2006, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $526,000 and $475,000 of losses from the remaining Local Limited Partnership during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Partnership had not recognized approximately $10,851,000, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero.

Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership.  When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at June 30, 2006.  At June 30, 2006, there are no remaining advance balances due from individual Local Limited Partnerships. There were no advances made to the Local Limited Partnership during the six months ended June 30, 2006 and 2005.

Summaries of the results of operations of Kennedy Homes for the six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Other income	$ (1)	$ --	$ --	$ 1
Casualty gain	--	67	--	67
Total revenue	(1)	67	--	68

Operating expenses	25	23	50	97
Interest, taxes, and insurance	236	238	481	451
Total expense	261	261	531	548

Net loss	$ (262)	$ (194)	$ (531)	$ (480)
National Housing Partnership
Realty Fund IV share of losses	$ (260)	$ (192)	$ (526)	$ (475)

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

As of June 30, 2006, advances outstanding total approximately $955,000. These funds were primarily used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments on both notes which enables the affiliate of the General Partner to call the total indebtedness at any time. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. At June 30, 2006, accrued interest on the first and second notes was approximately $119,000 and $230,000, respectively. The General Partner is attempting to sell the property. During the six months ended June 30, 2006 the Local Limited Partnership has negotiated with the City of Gainesville, Florida to sell the property for approximately $1,950,000 with an expected closing date to occur in 2006. Kennedy Homes Limited Partnership, along with NHP Management Company, an affiliate of the General Partner, have been named in 85 separate fair housing complaints filed by HUD on behalf of former residents of Kennedy Homes. The General Partner of the Local Limited Partnership does not believe that the impact on the Local Limited Partnership is estimable.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership’s surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at June 30, 2006.

(3)

TRANSACTIONS WITH AFFILIATED PARTIES

During both of the six month periods ended June 30, 2006 and 2005, the Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $58,000 for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,205,000 at June 30, 2006.

During the six months ended June 30, 2006 and 2005, the General Partner made working capital advances of approximately $16,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the six months ended June 30, 2006 or 2005. The amount owed to the General Partner at June 30, 2006 was approximately $952,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (10.25% at June 30, 2006) and was approximately $145,000 and $105,000 for the six months ended June 30, 2006 and 2005, respectively. Accrued interest on the loan balance amounted to approximately $2,175,000 at June 30, 2006.

The advances and accrued administrative and reporting fees payable to the General Partner will be paid, if at all, as cash flow permits or from proceeds generated from the sale or refinancing of the underlying property of the Local Limited Partnership. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The General Partner believes the amount due on the acquisition note, including accrued interest, may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership.

Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

(4)

GOING CONCERN

As of June 30, 2006, the property of the remaining Local Limited Partnership in which the Partnership is invested is 100% vacant. In addition, the Local Limited Partnership’s subsidy contract with HUD was cancelled in December 2003. The Local Limited Partnership is delinquent in its payments on both its mortgage note payable and a revolving promissory note that constitutes an event of default under both agreements. The mortgages are payable to an affiliate of the General Partner who has the right to call the mortgages at any time. It cannot presently be determined what, if any, action the Partnership or the affiliate of the General Partner may take in connection with this default. In addition, the Local Limited Partnership has a note payable due to the former owners which was due February 28, 2001 and is also in default. Continuation of the Local Limited Partnership’s operations in the present form is dependent on its ability to achieve cash flow and to extend the maturity date of these notes, or to repay or refinance the notes.  These conditions raise substantial doubt about the Local Limited Partnership’s and the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments which might result from the outcome of these uncertainties.

(5)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the six months ended June 30, 2006 and the year ended December 31, 2005, the number of Limited Partnership Units decreased by 114 and 85 units, respectively, due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year, which were 14,975 and 15,060 as of January 1, 2006 and 2005, respectively.

(6)

CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Cash and cash equivalents amounted to approximately $2,000 and $14,000 at June 30, 2006 and 2005, respectively. The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at June 30, 2006, is dependent on further advances from the General Partner, distributions received from the Local Limited Partnership and proceeds from the sale or refinancing of the underlying property.

As of June 30, 2006, the Partnership owed the General Partner approximately $2,205,000 for administrative and reporting services performed. Working capital advances of approximately $16,000 and $39,000 occurred between the Partnership and the General Partner during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Partnership owed the General Partner approximately $952,000 plus accrued interest of approximately $2,175,000 for working capital advances. These advances from the General Partner to the Partnership are due on demand. The payment of the unpaid administrative and reporting fees and advances from the General Partner will most likely result, if at all, from the sale or refinancing of the Local Limited Partnership's underlying property, rather than through recurring operations. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans.  The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership.

Distributions received from the remaining Local Limited Partnership represent the Partnership's proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership's investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. No such cash distributions were received during the six months ended June 30, 2006 or 2005. The receipt of distributions in future quarters is dependent upon the operations of the underlying property of the Local Limited Partnership to generate sufficient cash for distribution. Due to the current condition of the property, the Partnership does not anticipate any distributions to be received in the near future.

There were no advances or repayments made between the Partnership and the Local Limited Partnership during the six months ended June 30, 2006 and 2005. At June 30, 2006, there are no remaining advance balances due from the Local Limited Partnership.

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The General Partner believes the amount due on the acquisition note, including accrued interest, may exceed the value to be obtained by a sale or refinancing of the property. The note was due February 28, 2001. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

During the six months ended June 30, 2006 the Local Limited Partnership has negotiated with the City of Gainesville, Florida to sell the property for approximately $1,950,000 with an expected closing date to occur in 2006.

RESULTS OF OPERATIONS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership’s share of losses from the Local Limited Partnerships in which it had invested, to the extent the Partnership still had a carrying basis in a respective Local Limited Partnership. As of June 30, 2006 and 2005, the Partnership had no carrying value in the remaining Local Limited Partnership and therefore, reflected no share of losses from the Local Limited Partnership. The Partnership recognized a net loss of approximately $219,000 and $182,000 for the six months ended June 30, 2006 and 2005, respectively.

The Partnership did not recognize approximately $526,000 of its allocated share of losses from the remaining Local Limited Partnership held during the six months ended June 30, 2006, as the Partnership’s net carrying balance in this Local Limited Partnership was reduced to zero in prior years. As of June 30, 2006, the Partnership had not recognized approximately $10,851,000 of its allocated share of cumulative losses from the Local Limited Partnership in which its investment is zero.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at June 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

(Registrant)

By: The National Housing Partnership,
Its sole General Partner

By: National Corporation for Housing
Partnerships, Its sole General Partner

Date: August 10, 2006 By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: August 10, 2006 By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 10, 2006

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

Date:  August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of National Housing Realty Fund IV (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/David R. Robertson

Name:  David R. Robertson

Date:  August 10, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.