Form 10KSB
period 2006-12-31
NATIONAL HOUSING PARTNERSHIP REALTY FUND IV
filed 2007-04-02
CIK 780149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

14,851 Limited Partnership Units
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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interest were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

National Housing Partnership Realty Fund IV, a Maryland Limited Partnership (the “Partnership” or the “Registrant”), was formed under the Maryland Revised Uniform Limited Partnership Act as of January 8, 1986. On January 15, 1986, the Partnership commenced offering 35,000 limited partnership interests, at a price of $1,000 per interest, through a public offering registered with the Securities and Exchange Commission (the “Offering”). The Offering was terminated on October 14, 1986 with subscriptions for 15,414 limited partnership interests.

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

The Partnership's business is to hold limited partnership interests in limited partnerships ("Local Limited Partnerships") which, in turn, own and operate multi-family rental housing properties ("Properties").  The Partnership directly purchased Trinity Apartments which was foreclosed upon in July 2000 by the General Partner.  During the year ended December 31, 2001, the noteholder foreclosed on the Partnership's interest in Capital Park Limited Partnership and HUD foreclosed on the property held by Royal Towers Limited Partnership. During the year ended December 31, 2002, the noteholder foreclosed on the Partnership's interest in Loring Towers Limited Partnership.  The Partnership continues to hold a limited partnership interest in one Local Limited Partnership, Kennedy Homes Limited Partnership, at December 31, 2006.  Subsequent to December 31, 2006, Kennedy Homes Limited Partnership sold its property to the City of Gainesville, Florida. The Partnership will not receive any distributions from Kennedy Homes Limited Partnership and anticipates completing its liquidation by April 30, 2007. In addition, the Partnership does not expect to be able to satisfy its obligations and does not expect to have any remaining net assets to distribute to its partners upon liquidation.

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

The following is a schedule of the Property owned directly by the Local Limited Partnership in which the Partnership is a limited partner as of December 31, 2006:

SCHEDULE OF PROPERTY OWNED BY THE

LOCAL LIMITED PARTNERSHIP IN WHICH NATIONAL HOUSING PARTNERSHIP

REALTY FUND IV HAS AN INVESTMENT

				Occupancy
			Units Authorized	Percentage
		Financed, Insured	for Rental	for the Years Ended
Property Name, Location	Number of	and Subsidized	Assistance Under	December 31,
and Partnership Name	Units	Under	Section 8 (B)	2006	2005

Kennedy Homes	172	(A)	0	0%	0%
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

As of December 31, 2006, advances outstanding are approximately $955,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments on both notes which enables the affiliate of the General Partner to call the total indebtedness at any time. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. At December 31, 2006, accrued interest on the first and second notes was approximately $151,000 and $287,000, respectively. Subsequent to December 31, 2006 the Local Limited Partnership sold the property to the City of Gainesville, Florida for approximately $1,950,000.  After paying closing costs, the net proceeds were used to repay certain of the liabilities of the Local Limited Partnership.  The sale proceeds were not sufficient to repay all of the Local Limited Partnership’s liabilities.  No additional funds are to be received and the Local Limited Partnership was liquidated during the first quarter of 2007. Kennedy Homes Limited Partnership, along with NHP Management Company, an affiliate of the General Partner, have been named in approximately 90 separate habitability complaints filed by Legal Aid on behalf of former residents of Kennedy Homes.  Over half of these complaints have been settled and have been covered by insurance.  Approximately 20 fair housing cases filed by HUD were not covered by insurance and the settlements of these cases were funded by an affiliate of NHP Management Company.  The General Partner of Kennedy Homes Limited Partnership believes that the cases that still remain will be covered by insurance.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership’s surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at December 31, 2006. The sale proceeds from the sale, discussed above, were not sufficient to allow for any payments to be made on this note.

Ownership Percentages

The following details the Partnership's ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership. The Partnership's interest in the Local Limited Partnership is a limited partner interest. Also included is the total mortgage encumbrance and note payable and accrued interest on the property for the Local Limited Partnership as of December 31, 2006.

	NHP Realty	Original	Mortgage
	Fund IV	Cost of	Note and	Note Payable
	Percentage	Ownership	Accrued	and Accrued
Partnership	Ownership	Interest	Interest	Interest
		(in thousands)	(in thousands)	(in thousands)
Kennedy Homes Limited
Partnership	99%	$1,114	$2,144	$8,795

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

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

(b)

As of December 31, 2006, there were 1,086 registered holders of 14,851 limited partnership interests (in addition to 1133 Fifteenth Street Four Associates - See "Item 7. Financial Statements - Note 2").

(c)

No cash dividends or distributions have been declared from the inception of the Partnership to December 31, 2006.

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

Cash and cash equivalents amounted to approximately $3,000 and $7,000 at December 31, 2006 and 2005, respectively. The cash activity for 2006 consisted of approximately $30,000 of cash used in operating activities offset by approximately $26,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances from an affiliate of the General Partner to fund Partnership operating expenses.  The ability of the Partnership to meet its on-going cash requirements, in excess of cash on hand at December 31, 2006, is dependent on distributions received from the Local Limited Partnership, proceeds from the sale or refinancing of the underlying property or advances from an affiliate of the General Partner.

As of December 31, 2006, the Partnership owed the General Partner approximately $2,263,000 for administrative and reporting services performed. Working capital advances of approximately $26,000 and $39,000 occurred between the Partnership and an affiliate of the General Partner during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Partnership owed an affiliate of the General Partner approximately $962,000 plus accrued interest of approximately $2,340,000 for working capital advances. These advances from an affiliate of the General Partner to the Partnership are due on demand. The General Partner will continue to manage the Partnership's assets prudently and will evaluate lending the Partnership additional funds as such funds are needed, but is in no way legally obligated to make such loans. The General Partner is considering its options regarding collecting the advances including possible acceleration of the repayment of the advances, charging default interest rates and asserting other remedies against the Partnership. The Partnership does not expect to be able to repay the amounts due.

Distributions received from the remaining Local Limited Partnership represent the Partnership’s proportionate share of the excess cash available for distribution from the Local Limited Partnership. As a result of the use of the equity method of accounting for the Partnership’s investment in the Local Limited Partnership, the investment carrying value for the Local Limited Partnership has decreased to zero. Cash distributions received are recorded in revenues as distributions received in excess of investment in the Local Limited Partnership. No such cash distributions were received during the year ended December 31, 2006 or 2005. The Partnership will not receive any distributions during 2007 or in the future as the Local Limited Partnership was liquidated subsequent to December 31, 2006.

There were no advances or repayments made between the Partnership and the Local Limited Partnership during the years ended December 31, 2006 and 2005. At December 31, 2006 there were no advance balances due from the Local Limited Partnership.

The Local Limited Partnership in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The amount due on the acquisition note exceeds the value obtained by the sale of the property in January 2007. The note was due February 28, 2001. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership. Continuation of the Local Limited Partnership's operations in the present form is dependent on its ability to extend the maturity date of the note, or to repay or refinance the note. The financial statements do not include any adjustments which might result from the outcome of this uncertainty. There can be no assurance as to when, or if, such holders may seek to exercise such rights.

The Local Limited partnership is delinquent in its payments on both its mortgage notes payable and a revolving promissory note that constitutes an event of default under both agreements.  The mortgages are payable to an affiliate of the General Partner (“Lender”) who has the right to call the mortgages at any time.  During September 2006, Lender delivered a demand letter to the Local Limited Partnership declaring the mortgages in default and seeking payment in full of all outstanding amounts. Also during September 2006, Lender filed an action seeking to foreclose upon the property owned by the Local Limited Partnership. Subsequent to December 31, 2006 the Local Limited Partnership sold the property to the City of Gainesville, Florida for approximately $1,950,000.  After paying closing costs, the net proceeds were used to repay certain of the liabilities of the Local Limited Partnership.  The sale proceeds were not sufficient to repay all of the Local Limited Partnership’s liabilities.  No additional funds are to be received and the Local Limited Partnership was liquidated during the first quarter of 2007.  In connection with the sale of the property the foreclosure action was dismissed at or prior to the sale date.

Results of Operations

The Partnership originally invested as a limited partner in four Local Limited Partnerships, which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was foreclosed upon during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. In prior years, results of operations were affected by the Partnership’s share of losses from the Local Limited Partnerships in which it had invested, to the extent that the Partnership still had a carrying basis in a respective Local Limited Partnership. As of December 31, 2006 and 2005, the Partnership had no carrying value in the remaining Local Limited Partnership and therefore, reflected no share of losses from the Local Limited Partnership.

The Partnership recognized a net loss of approximately $487,000 for the year ended December 31, 2006 compared to a net loss of approximately $381,000 for the year ended December 31, 2005. The increase in net loss is due to an increase in interest on loans due to an affiliate of the General Partner and other operating expenses. Interest expense increased due to an increase in the average balance due to affiliates of the General Partner and interest on such balances due to the increase in the prime rate during 2006. Other operating expenses increased due to an increase in audit and administrative expenses.

The Partnership did not recognize approximately $1,056,000 of its allocated share of losses from the remaining investment in the Kennedy Homes Local Limited Partnership during the year ended December 31, 2006, as the Partnership’s net carrying balance in this Local Limited Partnership was reduced to zero in prior years (see "Item 7. Financial Statements - Note 3"). As of December 31, 2006, the Partnership had not recognized approximately $11,381,000 of its allocated share of cumulative losses from its remaining Local Limited Partnership in which its investment is zero.

As of December 31, 2006, the Partnership adopted the liquidation basis of accounting, due to the sale of the property held by Kennedy Homes Limited Partnership in January 2007. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the financial statements.

Included in the statement of net assets in liquidation as of December 31, 2006 is approximately $11,000 of costs that the General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by April 30, 2007.

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount.  The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $11,000 which is included in the Statement of Changes in Partners’ Capital (Deficiency)/Net Liabilities in Liquidation.  The net adjustment is summarized as follows:

Increase in
Net Liabilities
(in thousands)

Adjustment of liabilities	$ 11

The Partnership does not expect to be able to satisfy its obligations and does not expect to have any remaining net assets to distribute to its partners upon liquidation.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Item 7.

Financial Statements

National Housing Partnership Realty Fund IV

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Net Liabilities in Liquidation - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' Capital (Deficiency)/Net Liabilities in Liquidation - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Partners of

National Housing Partnership Realty Fund IV

Indianapolis, Indiana

We have audited the accompanying statement of net liabilities in liquidation of National Housing Partnership Realty Fund IV (the Partnership) as of December 31, 2006, and the related statements of operations, changes in partners' capital (deficiency)/net liabilities in liquidation and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2006.  As a result, the Partnership changed its basis of accounting as of December 31, 2006 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Housing Partnership Realty Fund IV at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Indianapolis, Indiana

March 29, 2007

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

NET LIABILITIES IN LIQUIDATION

(in thousands, except unit data)

December 31, 2006

Assets:
Cash and cash equivalents	$ 3

Liabilities:
Accounts payable	69
Administrative and reporting fee payable to General
Partner (Note 4)	2,263
Due to affiliates of the General Partner (Note 4)	962
Accrued interest on partner loans (Note 4)	2,340
Estimated costs during the period of liquidation
(Note 6)	11
5,645
$ (5,642)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005

COSTS AND EXPENSES:
Interest on partner loans (Note 4)	$ 311	$ 235
Administrative and reporting fees to General Partner
(Note 4)	116	116
Other operating expenses	60	30
	487	381

NET LOSS	$ (487)	$ (381)

ALLOCATION OF NET LOSS:
General Partner - NHP	$ (5)	$ (4)
Original Limited Partner - 1133 Fifteenth Street Four
Associates	(5)	(4)
Other Limited Partners	(477)	(373)
	$ (487)	$ (381)

Net loss per other limited partnership interest	$(31.85)	$(24.77)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET LIABILITIES IN LIQUIDATION

(in thousands, except unit data)

	The National	1133
	Housing	Fifteenth	Other
	Partnership	Street Four	Limited
	(NHP)	Associates	Partners	Total

Capital (deficiency) at
January 1, 2005	$ 3,843	$ (222)	$(8,384)	$(4,763)

Net loss for the year ended
December 31, 2005	(4)	(4)	(373)	(381)

Capital (deficiency) at
December 31, 2005	3,839	(226)	(8,757)	(5,144)

Net loss for the year ended
December 31, 2006	(5)	(5)	(477)	(487)

Capital (deficiency) at
December 31, 2006	$ 3,834	$ (231)	$(9,234)	(5,631)

Adjustment to liquidation basis
(Notes 1 and 6)				(11)

Net liabilities in liquidation
At December 31, 2006				$(5,642)

Percentage interest at
December 31, 2006	1%	1%	98%	100%
	(A)	(B)	(C)

(A)

General Partner

(B)

Original Limited Partner

(C)

Consists of 14,851 investment units at December 31, 2006 and 14,975 investment units at December 31, 2005.  During the years ended December 31, 2006 and 2005, 124 and 85 units were abandoned (Note 5).

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES:
Operating expenses paid	$ (30)	$ (36)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Advances from an affiliate of the General Partner	26	39

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4)	3

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7	4

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 3	$ 7

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
ACTIVITIES:
Net loss	$ (487)	$ (381)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Administrative and reporting fee payable to
General Partner	116	116
Accounts payable	30	(6)
Accrued interest on partner loans	311	235
Total adjustments	457	345

Net cash used in operating activities	$ (30)	$ (36)

See Accompanying Notes to Financial Statements

NATIONAL HOUSING PARTNERSHIP REALTY FUND IV

A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

(1)   BASIS OF PRESENTATION

As of December 31, 2006, National Housing Partnership Realty Fund IV (the “Partnership” or the “Registrant”) adopted the liquidation basis of accounting due to the remaining investment of the Partnership selling its property in January 2007 (as discussed in Note 3 ).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2006, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership.  The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation.  The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the financial statements.

The General Partner estimates that the liquidation process will be completed by April 30, 2007.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership does not expect to be able to satisfy its obligations and does not expect to have any remaining net assets to distribute to its partners upon liquidation.

(2)

SUMMARY OF PARTNERSHIP ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

During 1986, the Partnership acquired 99% limited partnership interests in four limited partnerships ("Local Limited Partnerships") which were organized in 1986 to operate existing rental housing projects. In addition, during 1986, the Partnership directly purchased Trinity Apartments ("Trinity"), a conventionally financed rental apartment project, which was foreclosed upon in July 2000. At December 31, 2006, the Partnership continues to own an interest in one Local Limited Partnership (see Note 3).

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

Investment in the Local Limited Partnership is accounted for using the equity method and thus is carried at cost less the Partnership's share of the Local Limited Partnership's losses and distributions (see Note 3). An investment account is maintained for the limited partnership and losses are not taken once an investment account has decreased to zero. Distributions received from the Local Limited Partnership in which the Partnership's investment account has decreased to zero are recorded as revenue in the year received.

For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

During the year ended December 31, 2005, the Partnership reconsidered its initial determination of the Local Limited Partnership for VIE status.  As a result the Partnership determined it held a variable interest in its Local Limited Partnership; however, the Partnership was not the primary beneficiary.  The Local Limited Partnership is directly engaged in the ownership and management of an apartment property with a total of 172 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from the VIE, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership adopted SFAS No. 154 effective January 1, 2007.  The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

(3)

INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership originally invested as a limited partner in four Local Limited Partnerships which operated four rental housing properties. The 99% limited partnership interest in Loring Towers Apartments Limited Partnership was lost to foreclosure during the year ended December 31, 2002. The 99% limited partnership interest in Capital Park Limited Partnership and the property held by Royal Towers Limited Partnership were foreclosed upon during the year ended December 31, 2001. The Partnership continues to own a 99% limited partnership interest in Kennedy Homes Limited Partnership. The investment in the remaining Local Limited Partnership is accounted for using the equity method because, as a limited partner, the liability of the Partnership is limited to its investment in the Local Limited Partnership. As a limited partner, the Partnership does not exercise control over the activities of the Local Limited Partnership in accordance with the partnership agreement. Thus, the investment is carried at cost less the Partnership’s share of the Local Limited Partnership’s losses and distributions. However, since the Partnership is neither legally liable for the obligations of the Local Limited Partnership, nor otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership, reduced for its share of losses and cash distributions, reaches zero. As of December 31, 2006, the Partnership's investment in the Local Limited Partnership had been reduced to zero. As a result, the Partnership did not recognize approximately $1,056,000 and $958,000 of losses from one Local Limited Partnership during the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Partnership had not recognized approximately $11,381,000 and $10,325,000, respectively, of its allocated share of cumulative losses from the remaining Local Limited Partnership in which its investment is zero.

Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the Local Limited Partnership. When advances are made, they are charged to operations as a loss on investment in the Local Limited Partnership using previously unrecognized cumulative losses. As discussed above, due to the cumulative losses incurred by the Local Limited Partnership, the aggregate balance of investments in and advances to the Local Limited Partnership had been reduced to zero at December 31, 2006. At December 31, 2006, there are no remaining advance balances due from the Local Limited Partnership.  There were no advances made to the Local Limited Partnership during the years ended December 31, 2006 and 2005.

Summaries of the financial position of the aforementioned Local Limited Partnership as of December 31, 2006 and the results of operations for the years ended December 31, 2006 and 2005 are as follows:

CONDENSED FINANCIAL POSITION
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
December 31, 2006
Assets:
Land	$ 150
Buildings and improvements, net of accumulated
depreciation of $2,542	361
Other assets	16
$ 527
Liabilities and Partners' Deficit:

Liabilities:
Mortgage notes payable	$ 1,706
Accrued interest on mortgage notes payable	438
Note payable	1,402
Accrued interest on note payable	7,393
Other liabilities	1,188
12,127
Partners' Deficit:
National Housing Partnership Realty Fund IV	(11,484)
The National Housing Partnership	(116)
(11,600)
$ 527

CONDENSED RESULTS OF OPERATIONS
OF THE LOCAL LIMITED PARTNERSHIP
(in thousands)
	Years Ended December 31,
	2006	2005
Revenues:
Other income	$ --	$ 13
Casualty gain	--	67
Total revenues	--	80

Expenses:
Operating expenses	78	112
Financial expenses	248	247
Interest on notes payable	741	689
Total expenses	1,067	1,048

Net loss	$(1,056)	$ (968)

The financial statements of the Local Limited Partnership are prepared on the accrual basis of accounting. The Local Limited Partnership was formed during 1986 for the purpose of acquiring and operating a rental housing project originally organized under Section 221(d)(3) of The National Housing Act. The project received rental assistance from HUD. The HAP contract held by Kennedy Homes Local Limited Partnership was cancelled in December 2003. No rental assistance was received during 2004, 2005 or 2006.

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

As of December 31, 2006, advances outstanding total approximately $955,000. These funds were used to house tenants and store their belongings until they obtained other permanent housing as well as board up the property. The note is also secured by a deed of trust on the property. The note bears interest at the stated rate of LIBOR + 6.50% per annum. Interest-only payments are required monthly. The note matures in October 2008. The note may be prepaid in whole or in part without premium or penalty. The Local Limited Partnership is delinquent in payments on both notes which enables the affiliate of the General Partner to call the total indebtedness at any time. Additionally, the delinquent payments are incurring a 5% late fee and an additional 2% in interest. At December 31, 2006, accrued interest on the first and second notes was approximately $151,000 and $287,000, respectively. During September 2006, Lender delivered a demand letter to the Local Limited Partnership declaring the mortgages in default and seeking payment in full of all outstanding amounts. Also during September 2006, Lender filed an action seeking to foreclose upon the property owned by the Local Limited Partnership. Subsequent to December 31, 2006 the Local Limited Partnership sold the property to the City of Gainesville, Florida for approximately $1,950,000.  After paying closing costs, the net proceeds were used to repay certain of the liabilities of the Local Limited Partnership.  The sale proceeds were not sufficient to repay all of the Local Limited Partnership’s liabilities.  No additional funds are to be received and the Local Limited Partnership was liquidated during the first quarter of 2007.  In connection with the sale of the property the foreclosure action was dismissed at or prior to the sale date.  Kennedy Homes Limited Partnership, along with NHP Management Company, an affiliate of the General Partner, have been named in approximately 90 separate habitability complaints filed by Legal Aid on behalf of former residents of Kennedy Homes.  Over half of these complaints have been settled and have been covered by insurance.  Approximately 20 fair housing cases filed by HUD were not covered by insurance and the settlements of these cases were funded by an affiliate of NHP Management Company.  The General Partner of Kennedy Homes Limited Partnership believes that the cases that still remain will be covered by insurance.

A note payable was executed by Kennedy Homes Limited Partnership with the former owners as part of the acquisition of the property by the Local Limited Partnership. The note is a nonrecourse note secured by a security interest in all partnership interests in the Local Limited Partnership. This note bears interest at the rate of 9% per annum, compounded semi-annually. Any payments due from project income are payable from the Local Limited Partnership’s surplus cash, as defined by the HUD Regulatory Agreement. The note may be prepaid in whole or in part at any time without penalty. Neither the respective Local Limited Partnership nor any partner thereof, present or future, assumes any personal liability for the payment of this note. The note matured in 2001 and was in default at December 31, 2006. The net proceeds from the sale, discussed above, were not sufficient to allow for any payments to be made on this note.

The note matured as follows:

Local Partnership	Due Date	Note Amount	Accrued Interest
(in thousands)
Kennedy Homes Limited Partnership	02/28/2001	$ 1,402	$ 7,393

(4)

TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for each of the years ended December 31, 2006 and 2005, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,263,000 at December 31, 2006. The Partnership does not expect to be able to pay the amounts due.

During the years ended December 31, 2006 and 2005, the General Partner made working capital advances of approximately $26,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2006 or 2005. The amount owed to an affiliate of the General Partner at December 31, 2006 was approximately $962,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense was approximately $311,000 and $235,000 for the years ended December 31, 2006 and 2005, respectively. Accrued interest on the loan balance was approximately $2,340,000 at December 31, 2006. The Partnership does not expect to be able to repay the amounts due.

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The amount due on the acquisition note exceeds the value obtained by the sale of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership.

An affiliate of the General Partner, NHP Management Company (“NHPMC"), is the project management agent for the property operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately zero and $1,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during the years ended December 31, 2006 and 2005, respectively.

(5)

ABANDONMENT OF LIMITED PARTNERSHIP UNITS

During the years ended December 31, 2006 and 2005, the number of Limited Partnership Units decreased by 124 and 85 units, respectively due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.

(6) ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 2006, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount.  The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $11,000, which is included in the Statement of Changes in Partner’s Capital (Deficiency)/Net Liabilities in Liquidation.  The net adjustments are summarized as follows:

Increase in
Net Liabilities
(in thousands)

Adjustment of liabilities	$ 11

(7)

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net loss per financial statements	$ (487)	$ (381)
Add (deduct):
General and administrative expense	116	116
Interest on partner loans	311	234
Partnership's share of Local Limited
Partnership's losses	(165)	(287)

Net loss per tax return	$ (225)	$ (318)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net liabilities (in thousands):

December 31, 2006

Net liabilities as reported	$(5,642)
Add (deduct):
Investment in Partnerships	(666)
Other	1,119
Accrued interest	1,668

Net liabilities - federal tax basis	$(3,521)

(8)

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

 (9)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF THE LOCAL LIMITED PARTNERSHIP IN WHICH NHP REALTY FUND IV HAS INVESTED

Cost
Capitalized
		Initial Cost		(Written-off)
		To Local Limited		Subsequent
		Partnership		to Acquisition
		(in thousands)		(in thousands)

Buildings
and Related
			Personal		Carrying Cost
Description	Encumbrances	Land	Property	Improvements	Adjustments

Kennedy Homes Limited
Partnership	(1)	$ 150	$ 3,131	$ 2,044	$(2,272)

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And
		Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total(2)	Depreciation	Construction	Acquired	Life-Years
			(3)	(3)
Kennedy Homes Limited
Partnership	$ 150	$ 2,903	$ 3,053	$(2,542)	1968	3/86	5-50

1.

Schedule of Encumbrances (in thousands)

	Mortgage	Note
	Note and	Payable and
	Accrued	Accrued
Partnership Name	Interest	Interest	Total

Kennedy Homes Limited Partnership	$ 2,144	$ 8,795	$ 10,939

2.

The unaudited aggregate cost of land for Federal income tax purposes is approximately $150,000 and the unaudited aggregate costs of buildings and improvements for Federal income tax purposes is approximately $5,744,000 The total of the above-mentioned items is approximately $5,894,000.

3.

Reconciliation of real estate

	Years Ended December 31,
	2006	2005

Balance at beginning of year	$ 3,052	$ 3,052
Additions	1	--
Balance at end of year	$ 3,053	$ 3,052

Reconciliation of accumulated depreciation

	2006	2005

Balance at beginning of year	$ 2,542	$ 2,542
Depreciation expense for the year	--	--
Balance at end of year	$ 2,542	$ 2,542

10)

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promotors, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no directors, officers or significant employees of its own.

The names, ages, business experience and involvement in legal proceedings of the directors and officers of National Corporation for Housing Partnerships (NCHP), the sole general partner of The National Housing Partnership, the sole general partner of the Partnership, and certain of its affiliates, are as follows:

Directors of NCHP

These individuals comprise the Board of Directors of NCHP.

Jeffrey W. Adler	45	Director and Executive Vice President
David R. Robertson	41	Director, President and Chief Executive
		Officer

Jeffrey W. Adler (age 45) has been a Director and an Executive Vice President of NCHP since February 2004.  Mr. Adler was appointed Executive Vice President, Conventional Property Operations of AIMCO in February 2004.  Previously he served as Senior Vice President of Risk Management and Marketing of AIMCO from 2002 to 2004.  Prior to joining AIMCO from 2000 to 2002, Mr. Adler was Vice President, Property/Casualty for Channelpoint, a software company.

David R. Robertson (age 41) has been a Director and President and Chief Executive Officer of the General Partner since February 2004.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Officers

The current officers of NCHP and a description of their principal occupations in recent years are listed below.

Martha L. Long	47	Senior Vice President
Harry G. Alcock	44	Executive Vice President and Chief
		Investment Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President
Jeffrey Adler		See “Directors of NCHP”.
David R. Robertson		See “Directors of NCHP”.

Martha L. Long has been a Senior Vice President of NCHP since February 2004.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities.  From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner.  During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President and Chief Investment Officer of NCHP in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of NCHP in February 2004 and of AIMCO in August 2001.  Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President – Securities and Debt of NCHP in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury departments. Ms. Fielding previously served as Senior Vice President – Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Chief Financial Officer of NCHP and AIMCO in November 2005 and was appointed Executive Vice President of NCHP and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of NCHP in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of NCHP and AIMCO in August 2005 and served as the Chief Accounting Officer of NCHP and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of NCHP and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of NCHP and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of NCHP and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibly for partnership accounting with AIMCO and serves as the principal financial officer of NCHP.

There is no family relationship between any of the foregoing directors and officers.

The board of directors of NCHP does not have a separate audit committee. As such, the board of directors of NCHP fulfills the functions of an audit committee. The board of directors has determined that David R. Robertson meets the requirement of an "audit committee financial expert".

The directors and officers of NCHP with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.

Executive Compensation

National Housing Partnership Realty Fund IV has no directors or officers. No direct form of compensation or remuneration was paid by the Partnership to any directors or officers of the General Partner. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions, and Director Independence."

Item 11.

Security Ownership of Certain Beneficial Owners and Management

1133 Fifteenth Street Four Associates, a Maryland Limited Partnership, whose general partner is NHP and whose limited partners were key employees of NCHP at the time the Partnership was formed, owns a 1% interest in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person or entity is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership’s limited partnership units as of December 31, 2006.

Name of Beneficial Owner	Number of Units	% of Class

AIMCO and affiliates	1,857	12.50%
(affiliates of the General Partner)

The business address of AIMCO is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership accrued administrative and reporting fees payable to the General Partner in the amount of approximately $116,000 for each of the years ended December 31, 2006 and 2005, respectively, for services provided to the Partnership. The Partnership did not make any payments to the General Partner for these fees during either of the respective periods. The amount due the General Partner by the Partnership for administrative and reporting fees was approximately $2,263,000 at December 31, 2006. The Partnership does not expect to be able to pay the amounts due.

During the years ended December 31, 2006 and 2005, the General Partner made working capital advances of approximately $26,000 and $39,000, respectively, to the Partnership. No working capital repayments were made during the years ended December 31, 2006 or 2005. The amount owed to an affiliate of the General Partner at December 31, 2006 was approximately $962,000 and is payable on demand. Interest is charged on borrowings at the prime rate plus 2% (10.25% at December 31, 2006). Interest expense was approximately $311,000 and $235,000 for the years ended December 31, 2006 and 2005, respectively. Accrued interest on the loan balance was approximately $2,340,000 at December 31, 2006. The Partnership does not expect to be able to repay the amounts due.

The property in which the Partnership has invested carries a deferred acquisition note due to the original owners of the property. This note is secured by both the Partnership’s and the General Partner’s interests in the Local Limited Partnership. In the event of a default on this note, the noteholders would be able to assume the General Partner’s and the Partnership’s interests in the Local Limited Partnership. The amount due on the acquisition note exceeds the value obtained by the sale of the property. The note was due February 28, 2001 for Kennedy Homes. The note is in default and the noteholders have not exercised their rights under the note, including the foreclosure on NHP's and the Partnership's interests in the Local Limited Partnership.

An affiliate of the General Partner, NHP Management Company (“NHPMC"), is the project management agent for the property operated by the remaining Local Limited Partnership. NHPMC and other affiliates of NCHP earned approximately zero and $1,000 from the Local Limited Partnership for management fees and other services provided to the Local Limited Partnership during the years ended December 31, 2006 and 2005, respectively.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $17,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $3,000 and $2,000 for 2006 and 2005, respectively.

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

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Jeffrey W. Adler	Director and Executive Vice	Date: April 2, 2007
Jeffrey W. Adler	President

/s/David R. Robertson	Director, President and	Date: April 2, 2007
David R. Robertson	Chief Executive Officer

/s/Stephen B. Waters	Vice President	Date: April 2, 2007
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

April 2, 2007

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

Date:  April 2, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Corporation for Housing Partnerships, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of National Housing Realty Fund IV (the "Partnership"), for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: April 2, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.